Form 10-K
period 2025-12-31
Bitwise XRP ETF
filed 2026-03-20
CIK 2039525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number:

001-42963

BITWISE XRP ETF

(Exact name of registrant as specified in its charter)

Delaware	39-6904527
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(Address of principal executive offices) (Zip Code)

(415) 707-3663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise XRP ETF	XRP	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable

As of March 16, 2026, the registrant had 16,980,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise XRP ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to those described in “Item 1A. Risk Factors.”

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the special considerations discussed in this Annual Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of XRP and other digital assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and
•
any additional risk factors discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these risks discussed in the section entitled “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

i

Bitwise XRP ETF

ii

Part I.

Item 1. Business.

Summary

The Bitwise XRP ETF (the “Trust”) is an exchange-traded product that issues common shares of beneficial interest (“Shares”) that are listed on NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “XRP.” The Trust’s investment objective is to seek to provide exposure to the value of XRP held by the Trust, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust will hold XRP and establish its net asset value (“NAV”) by reference to the CME CF XRP – Dollar Reference Rate – New York Variant (“Pricing Benchmark”). The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

The Trust intends to provide direct exposure to the value of XRP held by the Trust with Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “XRP Custodian”). The XRP Custodian is chartered as a New York State limited liability trust company that provides custody services for digital assets. The XRP Custodian is not insured by the Federal Deposit Insurance Corporation (the “FDIC”) but carries insurance provided by private insurance carriers. The net assets of the Trust and its Shares are valued on a daily basis with reference to the Pricing Benchmark, a standardized reference rate published by CF Benchmarks Ltd. (the “Benchmark Provider”) that is designed to reflect the performance of XRP in U.S. dollars. The Pricing Benchmark is calculated by the Benchmark Provider based on an aggregation of executed trade flow of major XRP trading platforms (“Constituent Platforms”). The Pricing Benchmark is calculated as of 4:00 p.m. Eastern time (“ET”).

Coinbase Custody serves as the custodian for the Trust’s XRP holdings and is responsible for the secure safekeeping of the Trust’s XRP pursuant to a custody agreement (the “XRP Custody Agreement”). Coinbase Custody was appointed by the Sponsor and is tasked with establishing and maintaining segregated accounts to hold the Trust’s XRP (the “Trust XRP Accounts”).

XRP is a digital asset. Like all digital assets, buying, holding and selling XRP is very different from buying, holding and selling more conventional investments like stocks and bonds. Stocks represent ownership in a company, entitling shareholders to a portion of the company’s profits. Bonds are debt instruments issued by corporations or governments, where the bondholder is a creditor to the issuer that is generally entitled to a stream of income payments. Ownership of stocks and bonds is typically recorded through a centralized system managed by brokers, custodians or clearinghouses. Ownership of XRP does not entitle its holders to any portion of a company’s profits or any stream of income payments. XRP is a decentralized digital asset and ownership of it is reflected on a decentralized ledger.

The Trust provides investors with the opportunity to access the market for XRP through a traditional brokerage account without the potential barriers to entry or risks involved with acquiring and holding XRP directly. The Trust will not use derivatives that could subject the Trust to additional counterparty and credit risks. The Sponsor believes that the design of the Trust will enable certain investors to more effectively and efficiently implement strategic and tactical asset allocation strategies that use XRP by investing in the Shares rather than purchasing, holding and trading XRP directly.

Investment Objectives and Strategies

The Trust’s investment objective is to seek to provide exposure to the value of XRP held by the Trust, less the expenses of the Trust’s operations. In seeking to achieve its investment objective, the Trust will hold XRP and accrue the Sponsor’s management fee (the “Sponsor Fee”) in U.S. dollars.

The Trust will value its XRP holdings, net assets and the Shares daily based on the Pricing Benchmark. The Trust is passively managed and does not pursue active management investment strategies, and the Sponsor does not actively manage the XRP held by the Trust. This means that the Sponsor does not sell XRP at times when its price is high or acquire XRP at low prices with the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional XRP investors to attempt to reduce the risks of losses resulting from price decreases. The Trust will not utilize leverage or any similar arrangements in seeking to meet its investment objective. XRP will be the only digital asset held by the Trust.

Although the Shares are not the exact equivalent of a direct investment in XRP, they provide investors with an alternative that constitutes a relatively cost-effective way to obtain XRP exposure through the securities market.

The Trust may either create and redeem Shares in-kind for XRP (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it will do so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of XRP attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of XRP represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (as defined below) (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of XRP to be distributed in-kind (in the case of an In-Kind Redemption) or sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption). The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to create or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee (“Authorized Participant Designee”) deposits XRP directly with the Trust or receives XRP directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction.

The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of XRP constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of XRP that may occur. The computation is made by the Administrator each business day prior to the commencement of trading on the Exchange. The Administrator determines the Basket Amount for a given day by dividing the number of XRP held by the Trust as of the opening of business on that business day, adjusted for the amount of XRP constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 10,000. Fractions of XRP smaller than 0.000001 are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares.

Purchases and Sales of XRP

When the Trust conducts Cash Creations or Cash Redemptions, it is responsible for purchasing and selling XRP. The Trust may also be required to sell XRP to pay certain extraordinary, non-recurring expenses that are not assumed by the Sponsor. Under such circumstances, the Sponsor, on behalf of the Trust, will typically seek to buy and sell XRP at a price as close to the Pricing Benchmark as practical. Such purchase and sale transactions may be conducted pursuant to two models: (i) the “Trust-Directed Trade Model”; and (ii) the “Agent Execution Model.” The Trust intends to utilize the Trust-Directed Trade Model for all purchases and sales of XRP and will only utilize the Agent Execution Model in the event that no XRP Trading Counterparty (as defined below) is willing or able to effectuate the Trust’s purchase or sale of XRP.

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring XRP from an XRP trading counterparty that has been approved by the Sponsor (each, an “XRP Trading Counterparty”). As of October 31, 2025, Nonco LLC and Cumberland DRW LLC have been approved as XRP Trading Counterparties. The Authorized Participants are not affiliated with the XRP Trading Counterparties. The Sponsor has entered into contractual agreements with the XRP Trading Counterparties, and these agreements set forth the general parameters under which a transaction in XRP will be effectuated, should any transaction with an XRP Trading Counterparty occur. These agreements do not require the Sponsor to utilize any particular XRP Trading Counterparty, and do not create any contractual obligations on the part of any XRP Trading Counterparty to participate in cash orders for creations or redemptions. All transactions between the Sponsor, on behalf of the Trust, and an XRP Trading Counterparty will be done on an arm’s-length basis. The Sponsor will not assume the fees of XRP Trading Counterparties in connection with their purchase and sale of XRP.

Under the Agent Execution Model, Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent,” which is an affiliate of the XRP Custodian), acting in an agency capacity, conducts XRP purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to an agreement (the “Prime Execution Agreement”). To utilize the Agent Execution Model, the Trust may maintain some XRP or cash in a trading account (the “Trading Balance”) with the Prime Execution Agent. To avoid having to pre-fund purchases or sales of XRP in connection with cash creations and redemptions and sales of XRP to pay Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow XRP or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”).

The Trust’s Legal Structure

The Trust is a Delaware statutory trust, formed pursuant to the Delaware Statutory Trust Act (the “DSTA”). The Trust continuously issues common shares representing units of undivided beneficial ownership of the Trust that may be purchased and sold on the Exchange. The Trust operates pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of October 31, 2025. Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by the Sponsor pursuant to the terms of the Trust Agreement and the Sponsor Agreement, dated as of October 31, 2025, between the Trust and the Sponsor. The Sponsor is a limited liability company formed in the State of Delaware on June 4, 2018. Except as required under applicable federal law or under the rules or regulations of the Exchange, shareholders of the Trust (“Shareholders”) do not have any voting rights and take no part in the management or control of, and have no voice in, the Trust’s operations or business. The Trust Agreement and the Sponsor Agreement set forth the terms pursuant to which the Trust is operated, including the amount of the Sponsor Fee and any other fees and expenses charged to the Trust. These agreements may be amended without Shareholder approval. Although not currently intended, such amendments could potentially increase the amount of fees and expenses paid by the Trust. In the event of a material amendment to the Trust Agreement or Sponsor Agreement, including an increase in the Sponsor Fee, Shareholders will be provided notice of such amendment on the Trust’s website, in a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

The Trust’s Service Providers

The Sponsor

Bitwise Investment Advisers, LLC serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement.

The Trustee

CSC Delaware Trust Company serves as the Trustee, as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA.

The Administrator

The Bank of New York Mellon (“BNY Mellon”) serves as the Trust’s administrator (in such capacity, the “Administrator”). Under the Trust Administration and Accounting Agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services. The Administrator’s principal address is 240 Greenwich Street, New York, New York 10286.

The Transfer Agent

BNY Mellon serves as the transfer agent for the Trust (in such capacity, the “Transfer Agent”). The Transfer Agent: (1) issues and redeems Shares of the Trust; (2) responds to correspondence by Shareholders and others relating to its duties; (3) maintains Shareholder accounts; and (4) makes periodic reports to the Trust.

The XRP Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s XRP Custodian pursuant to the XRP Custody Agreement. The XRP Custodian is a fiduciary under § 100 of the New York Banking Law. Under the XRP Custody Agreement, the XRP Custodian is responsible for safekeeping the XRP owned by the Trust. The XRP Custodian was selected by the Sponsor. The XRP Custodian has responsibility for opening the Trust XRP Accounts and implementing the controls designed by the Sponsor for the account, as well as facilitating the transfer of XRP required for the operation of the Trust. The XRP Custodian will also enter into an agreement with the Sponsor to open a custody account to receive payment of the Sponsor Fee (the “Sponsor XRP Account”).

The XRP Custodian is a third-party limited-purpose trust company that was chartered in 2018 upon receiving a trust charter from the New York Department of Financial Services. The XRP Custodian has one of the longest track records in the industry of providing custodial services for digital asset private keys. The Sponsor believes that the XRP Custodian’s policies, procedures, and controls for safekeeping, exclusively possessing, and controlling the Trust’s XRP holdings are consistent with industry best practices to protect against theft, loss, and unauthorized and accidental use of the private keys. The Trust XRP Accounts and the Sponsor XRP Account are segregated accounts and are therefore not commingled with corporate or other customer assets.

The Trust may retain additional XRP custodians from time to time pursuant to an XRP custodian agreement to perform certain services that are typical of an XRP custodian. The Sponsor may, in its sole discretion, add or terminate XRP custodians at any time.

The Cash Custodian

The Bank of New York Mellon also serves as the Cash Custodian pursuant to an agreement between it and the Trust (the “Cash Custody Agreement”). The Cash Custodian is the custodian of the Trust’s cash holdings. The Trust may retain additional cash custodians from time to time pursuant to a cash custodian agreement to perform certain services that are typical of a cash custodian. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

The Marketing Agent

Foreside Fund Services, LLC (the “Marketing Agent”) is responsible for: (1) working with the Transfer Agent to review and approve, or reject, purchase and redemption orders of Shares placed by Authorized Participants with the Transfer Agent; and (2) reviewing and approving the marketing materials prepared by the Trust for compliance with applicable U.S. Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

Except for the specific, limited circumstance and time in which the Trust is using the Agent Execution Model, the Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets, nor will the Trust’s assets serve as collateral for any loan or similar arrangement. During the specific, limited circumstance and time when the Trust is using the Agent Execution Model, the Trust’s XRP may be subject to a lien to secure outstanding Trade Credits in favor of the Trade Credit Lender, as is discussed in further detail below.

The Trust’s Fees and Expenses

The Trust will pay the unitary Sponsor Fee of 0.34% per annum of the Trust’s XRP holdings. For a 1-month period commencing on November 20, 2025, the day the Shares were initially listed on the Exchange, the Sponsor has agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. Except during periods in which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and will be payable in XRP monthly in arrears. The Administrator will calculate the Sponsor Fee on a daily basis by applying a 0.34% annualized rate to the Trust’s total XRP holdings, and the amount of XRP payable in respect of each daily accrual shall be determined by reference to the Pricing Benchmark.

The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of XRP will be transferred from a Trust XRP Account to the Sponsor XRP Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the Pricing Benchmark on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of XRP to the Sponsor. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor Fee in its sole discretion. The Sponsor may notify Shareholders of its intent to commence, or cease, waiving the Sponsor Fee on the Trust’s website, in a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, XRP Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion based upon prevailing circumstances to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

Transfers of XRP to and from a Trust XRP Account to an XRP Trading Counterparty, an Authorized Participant or an Authorized Participant Designee are “on-chain” transactions represented on the blockchain. Transfer fees with respect to this on-chain transfer of XRP will be paid by the XRP Custodian. The XRP Custodian will not pay such transfer fees using Trust assets.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the XRP Ledger, any Incidental Rights (as defined below) and any IR Asset (as defined below)), any indemnification of the Cash Custodian, XRP Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. The Administrator and/or the Sponsor will direct the XRP Custodian to transfer XRP from a Trust XRP Account to the Sponsor XRP Account to pay the Sponsor Fee and any other Trust expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s XRP as necessary to pay such expenses.

Custody of the Trust’s Assets

The Trust’s XRP Custodian will maintain custody of all of the Trust’s XRP, other than that which is maintained in a trading account (the “Trading Balance”) with Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent,” which is an affiliate of the XRP Custodian), in the Trust XRP Accounts. The Trading Balance will only be used in the limited circumstances in which the Trust is using the Agent Execution Model to effectuate the purchases and sales of XRP. The XRP Custodian provides safekeeping of digital assets using a multi-layer cold storage security platform designed to provide offline security of the digital assets held by the XRP Custodian. However, the XRP Custodian is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, deposits held with or assets held by the XRP Custodian are not insured by the FDIC. In addition, neither the Trust nor the Sponsor insures the Trust’s XRP. The XRP Custodian has insurance coverage as a subsidiary under its parent company, Coinbase Global, Inc., which procures fidelity (e.g., crime) insurance to protect the organization from risks such as theft of funds. Specifically, the fidelity program provides coverage for the theft of funds held in hot or cold storage. The insurance program is provided by a syndicate of industry-leading insurers. The insurance program does not cover, insure or guarantee the performance of the Trust.The XRP in the Trust XRP Accounts may be held across multiple wallets, any of which will feature the following safety and security measures to be implemented by the XRP Custodian::

•
Cold Storage: Cold storage in the context of XRP means keeping the reserve of XRP offline, which is a widely used security precaution, especially when dealing with a large amount of XRP. XRP held under custodianship with the XRP Custodian will be kept in high-security, offline, multi-layer cold storage vaults. This means that the private keys, the cryptographic component that allows a user to access XRP, are stored offline on hardware that has never been connected to the internet. Storing the private key offline minimizes the risk of the XRP being stolen. The Sponsor expects that all of the Trust’s XRP will be held in cold storage of the XRP Custodian on an ongoing basis. In connection with creations or redemptions, the Trust will, under most circumstances, process redemptions by selling XRP from the portion of its XRP held in cold storage.
•
Private Keys: All private keys are securely stored using multiple layers of high-quality encryption and in XRP Custodian-owned offline hardware vaults in secure environments. No customers or third parties are given access to the XRP Custodian’s private keys.
•
Whitelisting: Transactions are only sent to vetted, known addresses. The XRP Custodian’s platform supports pre-approval and test transactions. The XRP Custodian requires authentication when adding or removing addresses for whitelisting. All instructions to initiate a whitelist addition or removal must be submitted via the Coinbase Custody platform. When a whitelist addition or removal request is initiated, the initiating user will be prompted to authenticate its request using a two-factor authentication key. A consensus mechanism on the Coinbase Custody platform dictates how many approvals are required in order for the consensus to be achieved to add or remove a whitelisted address. Only when the consensus is met is the underlying transaction considered officially approved. An account’s roster and user roles are maintained by the XRP Custodian in a separate log, an Authorized User List (“AUL”). Any changes to the account’s roster must be reflected on an updated AUL first and executed by an authorized signatory.
•
Audit Trails: Audit trails exist for all movement of XRP within XRP Custodian-controlled XRP wallets and are audited annually for accuracy and completeness by an independent external audit firm.

In addition to the above measures, in accordance with the XRP Custody Agreement, XRP held in custody with the XRP Custodian will be segregated from both the proprietary property of the XRP Custodian and the assets of any other customer in accounts that clearly identify the Trust as the owner of the accounts.

Under the rare and limited circumstances when the Trust is utilizing the Agent Execution Model to acquire XRP pursuant to a Cash Creation, a portion of the Trust’s XRP holdings and cash holdings may be held with the Prime Execution Agent in the Trading Balance. The Trust will only utilize the Agent Execution Model when the Trust-Directed Trading Model is unavailable. Within the Trust’s Trading Balance, the Prime Execution Agreement provides that the Trust does not have an identifiable claim to any particular XRP (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the XRP (and cash) the Prime Execution Agent holds on behalf of customers who hold similar entitlements against the Prime Execution Agent. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Execution Agent’s XRP (and cash) held on behalf of the Prime Execution Agent’s customers. The Prime Execution Agent holds the XRP associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot” wallets (meaning wallets whose private keys are generated and stored online, in internet-connected computers or devices) or in omnibus accounts in the Prime Execution Agent’s name on a trading venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell XRP on behalf of its clients. Within such omnibus hot and cold wallets and accounts, the Prime Execution Agent has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Execution Agent does not disclose to the Sponsor, the percentage of XRP that the Prime Execution Agent holds for customers holding similar entitlements as the Trust, which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Execution Agent’s name on a trading venue. The Prime Execution Agent has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Execution Agent attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

To the extent that the Trust engages an additional XRP Custodian in the future (a “Future XRP Custodian,” and with Coinbase Custody, the “XRP Custodians”), other than the XRP held with the Prime Execution Agent in the Trust’s Trading Balance, the Sponsor will allocate the Trust’s XRP between the Trust XRP Accounts at Coinbase Custody and the special account that holds the Trust’s XRP at the Future XRP Custodian (the “Future Trust XRP Account”). In determining the amount and percentage of the Trust’s XRP to allocate to each Trust XRP Account, the Sponsor will consider (i) the concentration of the Trust’s XRP at each XRP Custodian, (ii) the Sponsor’s assessment of the safety and security policies and procedures of each XRP Custodian, (iii) the insurance policies of each XRP Custodian, (iv) the fees and expenses associated with the storage of the Trust’s XRP at each XRP Custodian, (v) the fees and expenses associated with the transfer to or from the Trust XRP Account at each XRP Custodian, and (vi) any other factor the Sponsor deems relevant in making the allocation determination. The Sponsor does not intend to disclose the amount or percentage of the Trust’s XRP held at either Coinbase Custody or the Future XRP Custodian, and the Sponsor may change the allocation between the XRP Custodians at any time and without notice to Shareholders. The fees and expenses associated with the transfer of XRP between the Trust XRP Accounts at each XRP Custodian will be borne by the Sponsor, not the Trust or the Shareholders. Any transfer of XRP between the Trust XRP Accounts at each XRP Custodian will occur “on-chain” over the XRP Ledger. On-chain transactions are subject to all of the risks of the XRP Ledger, including the risk that transactions will be made erroneously and are generally irreversible.

The Trust relies on the Cash Custodian to hold any cash related to the Cash Creation and Cash Redemption of Shares, purchase or sale of XRP or held for payment of expenses not assumed by the Sponsor.

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation and redemption orders from Authorized Participants.

XRP and the XRP Ledger

XRP is a digital asset that is created and transmitted through the operations of the XRP Ledger, a decentralized ledger upon which XRP transactions are processed and settled. XRP can be used to pay for goods and services or it can be converted to fiat currencies, such as the U.S. dollar. The XRP Ledger is based on a shared public ledger, the XRP Ledger, similar to the Bitcoin network. However, the XRP Ledger differentiates itself from other digital asset networks in that its stated primary function is transactional utility, not store of value. The XRP Ledger is designed to be a global real-time payment and settlement system. As a result, the XRP Ledger and XRP aim to improve the speed at which parties on the network may transfer value while also reducing the fees and delays associated with the traditional methods of interbank payments.

Unlike a centralized system, no single entity controls the XRP Ledger. Instead, a network of independent nodes validates transactions pursuant to a consensus-based algorithm. It is this mechanism, as opposed to the proof-of-work mechanism utilized by the Bitcoin network, that allows the XRP Ledger to be fast, energy-efficient and scalable, and therefore suitable for its most prominent use case, the facilitation of cross-border financial transactions. Unlike proof-of-work systems, which require massive computational power to secure the network, the consensus-based algorithm utilized by the XRP Ledger is extremely lightweight in terms of energy usage, as it relies on trusted validators rather than mining. The XRP Ledger can handle up to 1,500 transactions per second, far more than the Bitcoin network or Ethereum network. This makes the XRP Ledger suitable for high-volume use cases, such as cross-border payments. Lastly, because validators do not need to spend resources on mining, transaction fees are extremely low (typically a fraction of a cent per transaction).

Although launched in 2012, the concept for XRP and the XRP Ledger traces back to 2004 when a web developer started work on a decentralized payment system that would enable users to create and trade their own cryptocurrencies in a peer-to-peer manner. More of an alternative payment system than a cryptocurrency itself, it laid the conceptual foundation of what would become XRP and the XRP Ledger. The project was eventually handed over to Jed McCaleb, Arthur Britto and David Schwartz in 2011 who were seeking to address some of their concerns related to the scalability of the Bitcoin network and the energy intensive nature of the “proof-of-work” validation mechanism utilized by the Bitcoin network that relied on “mining.” Their goal was to create a decentralized ledger that used a network of validators that would agree on transactions in a fast and secure manner, without relying upon mining. This led to the development of a consensus-based algorithm. It is this mechanism, as opposed to the proof-of-work mechanism utilized by the Bitcoin network or the “proof-of-stake” mechanism utilized by the Ethereum network, that allows the XRP Ledger to be fast, energy-efficient and scalable, and therefore suitable for its most prominent use case, the facilitation of cross-border financial transactions. Proponents of this mechanism often cite several key advantages it offers. The first is near-instantaneous settlement of transactions, which normally occurs within 3 – 5 seconds. The second is energy efficiency. Unlike proof-of-work systems, which require massive computational power to secure the network, the consensus-based mechanism is relatively light in terms of energy usage, as it relies on trusted validators rather than mining. A third advantage is scalability. The XRP Ledger can handle up to 1,500 transactions per second, far more than the Bitcoin network or Ethereum network. This makes the XRP Ledger an attractive option for high-volume use cases, such as cross-border payments. Lastly, because validators do not need to spend resources on mining, transaction fees are extremely low (typically a fraction of a cent per transaction).

Transactions are validated on the XRP Ledger by a network of independent validator nodes. These nodes do not mine new blocks but participate in a consensus process to ensure that transactions are valid and correctly ordered on the XRP Ledger. Any node can be a validator, but for practical purposes, the XRP Ledger depends on a list of trusted validators known as the Unique Node List or “UNL.” Validators are entities (which can be individuals, institutions, or other organizations) that run nodes to participate in the consensus process. These validators ensure the integrity and accuracy of the ledger. Each node in the network maintains a Unique Node List – a list of other validators that the node trusts to reliably validate transactions. The XRP Ledger’s decentralized architecture means that different nodes may maintain different UNLs, but there needs to be some overlap in the UNLs for the consensus mechanism to work effectively. Similar to the Bitcoin network, anyone can join and start using the XRP Ledger; however, unlike the Bitcoin network, which operates on a fully permissionless blockchain, the XRP Ledger is maintained by a network of trusted nodes that accept or reject transactions on the XRP Ledger. As of August 2025, the default configuration for the XRP Ledger has two Trusted Nodes Lists: one published by the XRP Foundation and one published by Ripple Labs. Typically, these default Trusted Nodes Lists are very similar to one another or even identical. As of August 2025, Ripple Labs runs only 1 of the 35 validators in the default Trusted Nodes Lists.

A transaction on the XRP Ledger begins when a user submits a transaction to the XRP Ledger network. The submitted transaction is broadcast to all validator nodes. Validators do not immediately confirm transactions as final; instead, they go through a process of reaching consensus on which transactions should be included in the next ledger version. Each validator collects incoming transactions into a proposed ledger, called a candidate ledger, and then exchanges their proposed candidate ledgers (also known as proposals) with other validators. The actual consensus process happens over several rounds. In each round, validators attempt to come to an agreement on which transactions should be included in the next ledger version. In each round, validators examine the transactions in the proposed ledger from the previous round and compare it to the proposals from other validators in their UNL. If the validator sees that a supermajority (typically 80% of validators) of trusted validators have proposed the same set of transactions, the validator updates its proposal to align with the majority. After a few rounds of exchanging proposals, when a supermajority (typically 80%) of validators have agreed on the same set of transactions, that version of the ledger is considered valid. All participating validators then update their copy of the ledger with the new, agreed-upon transactions. The final ledger version is broadcast to all nodes, and it becomes the new “official” state of the ledger.

Prior to engaging in XRP transactions directly on the XRP Ledger, a user generally must first install on its computer or mobile device an XRP Ledger software program that will allow the user to generate a private and public key pair associated with an XRP address. The XRP Ledger software program and the XRP address also enable the user to connect to the XRP Ledger and transfer XRP to, and receive XRP from, other users.

Each XRP Ledger address, or wallet, is associated with a unique “public key” and “private key” pair. To receive XRP, the XRP recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the XRP. The recipient, however, does not make public or provide to the sender its related private key.

XRP can be held in different types of wallets, including hardware wallets, software wallets and custodial wallets provided by digital asset trading platforms. The wallet essentially holds the private keys that control the account on the XRP Ledger. The private key is crucial for signing transactions on the ledger. Whoever possesses the private key associated with an XRP Ledger account effectively controls the XRP held by that account. While XRP is the native asset, the XRP Ledger also supports the holding and transferring of other assets (like USD, EUR, or other digital assets) through a system of trust lines. However, these other assets are not XRP itself; they are IOUs issued by institutions or individuals on the ledger.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the XRP contained in the associated address. Likewise, XRP is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending XRP, a user’s XRP Ledger software program must validate the transaction with the associated private key. In addition, since every computation on the XRP Ledger requires processing power, there is a transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s XRP Ledger software program to the XRP Ledger validators to allow transaction confirmation.

Some XRP transactions are conducted “off-blockchain” (i.e., through centralized book-entries) and are therefore not recorded on the XRP Ledger. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding XRP or the reallocation of ownership of certain XRP in a pooled-ownership digital wallet, such as a digital wallet owned by a digital asset trading platforms. In contrast to on-blockchain transactions, which are publicly recorded on the XRP Ledger, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly XRP Ledger transactions in that they do not involve the transfer of transaction data on the XRP Ledger and do not reflect a movement of XRP between addresses recorded in the XRP Ledger. For these reasons, off-blockchain transactions are subject to risks as any such transfer of XRP ownership is not protected by the protocol behind the XRP Ledger or recorded in, and validated through, the ledger mechanism.

XRP can also be held in escrow on the XRP Ledger, meaning the XRP is locked up and released only when certain conditions are met (e.g., at a specific time or when a particular event occurs). This is a native feature of the ledger, providing flexibility for complex financial contracts. XRP can also be held in payment channels, which allow for off-ledger transactions to occur between two parties, with the final balance being settled on the ledger later. Each XRP Ledger account must also hold a minimum reserve of XRP (currently 10 XRP) which cannot be spent. This ensures that only legitimate accounts are created and maintained. The XRP Ledger supports multi-signature accounts, where multiple keys can be required to authorize transactions. This adds an extra layer of security for holding and transferring large amounts of XRP.

Summary of an XRP Transaction

The following is a summary of a payment transaction of XRP on the XRP Ledger.

A transaction is initiated by a user who holds an XRP Ledger account. The user uses their wallet (software, hardware, or digital asset trading platform-based) to create a transaction. This transaction includes details such as the destination address, the amount of XRP to be transferred, and any additional flags or conditions (e.g., destination tag, which is used for transactions to exchanges or multi-user platforms).

To authenticate the transaction, the user’s wallet signs the transaction using the private key associated with their XRP Ledger account. The private key is critical, as it proves ownership of the account and authorizes the movement of funds. The signing process involves creating a cryptographic signature unique to the transaction details and the private key. This signature ensures that the transaction cannot be altered after it is signed.

Once signed, the transaction is submitted to the XRP Ledger network. This involves broadcasting the transaction to a network of decentralized validator nodes. The transaction is propagated across the network, where it is received by multiple validators. Validators are independent nodes that maintain a copy of the XRP Ledger and participate in the consensus process.

The XRP Ledger uses a unique consensus algorithm rather than proof-of-work or proof-of-stake. Validators participate in a consensus round, where they agree on the set of transactions to be included in the next ledger version. During this process, validators check the validity of each transaction (e.g., ensuring the sender has sufficient funds, the transaction is correctly signed, etc.). If 80% or more of the validators agree that the transaction is valid, it is included in the next ledger update.

The XRP Ledger operates in “ledger versions,” where each version is a new snapshot of the ledger’s state, including all confirmed transactions since the last version. When a transaction is confirmed through consensus, it is included in the next ledger version. Once the ledger version is closed and published (which happens approximately every 3-5 seconds), the transaction is considered final and irreversible. The recipient’s balance is updated, and the sender’s balance is deducted accordingly. In addition, a small transaction fee (measured in drops, where 1 XRP = 1,000,000 drops) is deducted from the sender’s account. Each transaction is assigned a unique transaction hash, which can be used to track and verify the transaction on the XRP Ledger. Once recorded in the ledger, the transaction is immutable, providing a permanent record of the transfer.

XRP Markets and Exchanges

XRP can be transferred in direct peer-to-peer transactions through the direct sending of XRP over the XRP Ledger from one XRP address to another. While XRP was originally intended to be used primarily as a means to conduct cross-border payments, XRP can also be used to pay other users of the XRP Ledger for goods and services under what resembles a barter system. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the XRP Ledger or through third-party service providers.

In addition to using XRP to engage in cross-border transactions or payment for goods and services, investors may purchase and sell XRP to speculate as to the price of XRP in the XRP market, or as a long-term investment to diversify their portfolio. The price of XRP within the market is determined, in part, by the supply of and demand for XRP in the global XRP market, market expectations for the adoption of XRP as a store of value or as a viable cross-border payments facilitator, the number of merchants that accept XRP as a form of payment, the regulatory challenges faced by Ripple Labs and XRP, and the volume of peer-to-peer transactions, among other factors.

The XRP Ledger supports a wide range of capabilities. Transactions on the XRP Ledger can take place in multiple currencies, and features exist that allow users to send and receive U.S. dollars, stablecoins, and various crypto assets (including XRP itself), as well as execute cross-currency payments. The XRP Ledger has a built-in decentralized exchange and an auto-routing mechanism (called ‘Pathfinding’ or ‘Auto-Bridging’) that helps execute these different types of transactions. In addition to these features, the XRP Ledger has several features that enable developers to build decentralized applications on it, including smart contract-like logic at the protocol level and sidechains. As of December 31, 2025, according to Electric Capital’s Developer Dashboard the XRP Ledger had 90 full-time developers and 278 monthly active developers. According to XRPLEVM.org, the XRP ecosystem hosts 58 decentralized applications that include applications for services such as: crypto-wallets, decentralized crypto trading, non-fungible token (NFT) issuance and trading.

XRP spot markets typically permit investors to open accounts with the market and then purchase and sell XRP via websites or through mobile applications. Prices for trades on XRP spot markets are typically reported publicly. An investor opening a trading account on a digital asset trading platform must deposit an accepted government-issued currency into its account with the trading platform, or a previously acquired digital asset, before they can purchase or sell assets on the trading platform. The process of establishing an account with a digital asset trading platform and trading XRP is different from, and should not be confused with, the process of users sending XRP from one XRP address to another XRP address on the XRP Ledger. This latter process is an activity that occurs on the XRP Ledger, while the former is an activity that occurs entirely within the order book operated by the digital asset trading platform. The digital asset trading platform typically records the investor’s ownership of XRP in its internal books and records, rather than on the XRP Ledger. The digital asset trading platform ordinarily does not transfer XRP to the investor on the XRP Ledger unless the investor makes a request to the exchange to withdraw the XRP in its platform trading account to an off-platform XRP wallet.

Outside of the spot markets, XRP can be traded OTC. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for XRP, investment managers, proprietary trading firms, high-net-worth individuals that trade XRP on a proprietary basis, entities with sizeable XRP holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of XRP. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price, often via phone or email, and then one of the two parties will then initiate the transaction. For example, a seller of XRP could initiate the transaction by sending the XRP to the buyer’s XRP address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on digital asset trading platforms.

Limits on XRP Supply

Unlike other digital assets such as bitcoin or ether, XRP was not mined gradually over time. Instead, all 100 billion XRP tokens were created at the time of the XRP Ledger’s launch in 2012. This means that every XRP token that exists today was generated from the outset, without the need for a mining process. Of the 100 billion XRP generated by the XRP Ledger’s code, the founders of Ripple Labs retained 20 billion XRP and the rest, nearly 80 billion XRP, was provided to Ripple Labs.

In 2017, to address concerns about the large portion of XRP held by Ripple Labs, the company introduced an escrow mechanism to lock up a significant portion of its XRP holdings. Under this mechanism, Ripple Labs placed 55 billion XRP (55% of the total supply) into a series of time-locked escrow accounts. The escrow releases 1 billion XRP per month over 55 months. This process adds a level of predictability and transparency about how much XRP can enter the market each month. If Ripple Labs does not use all of the 1 billion XRP released in a given month, the remaining amount is placed back into escrow for future release. The purpose of this escrow system is to reassure the market that Ripple Labs will not release too much XRP at once, which could potentially disrupt XRP’s price or market dynamics.

Modifications to the XRP Ledger Protocol

Modifications to the XRP Ledger protocol involves a structured process. The first step is identifying a need or improvement that could benefit the XRP Ledger. This might be related to performance, security, new features or other enhancements. The proposer drafts a formal proposal outlining the suggested change. This proposal typically includes technical details, rationale, potential benefits and any drawbacks or risks.

The proposal is shared with the XRP Ledger community, typically through forums such as the XRP Ledger GitHub repository or community discussion platforms. This allows for initial feedback, questions, and suggestions from developers, validators and other stakeholders. During this phase, the proposer may refine the proposal based on community input. Open dialogue is crucial to ensure the proposal addresses the community’s needs and concerns.

If the proposal is generally well-received, the next step involves writing the necessary code to implement the change. This is often done by the proposer or a group of developers with expertise in the XRP Ledger’s codebase. The new code is rigorously tested in various environments. This might include test networks (such as the XRP Ledger Testnet) to ensure that the change does not introduce bugs or vulnerabilities and works as intended under different scenarios. The code is then reviewed by other developers, especially those with a deep understanding of the XRP Ledger. This peer review process is critical to maintain the integrity and security of the ledger.

Once the code is developed and tested, it is proposed as an “amendment” to the XRP Ledger. The amendment process is a governance mechanism that allows validators to vote on whether to adopt the proposed changes. Validators on the network signal their approval or disapproval of the amendment by updating their validator configuration. For the amendment to be activated, it must receive approval from at least 80% of the validators on the network for two weeks continuously. If the amendment meets the required threshold, it is automatically activated on the XRP Ledger, and the new functionality or modification becomes part of the ledger’s protocol.

Once activated, the changes are deployed across the XRP Ledger. All nodes running the XRP Ledger software must update to the latest version to remain compatible with the network. Even after deployment, the change is monitored to ensure it behaves as expected in the live environment. If any issues arise, the community may need to address them through additional updates or modifications.

After the change is implemented, the relevant documentation (such as the XRP Ledger technical documentation, API references, etc.) is updated to reflect the new features or modifications. The community is informed of the successful implementation through official channels, including developer blogs, forums, and updates to the GitHub repository.

Forms of Attack Against the XRP Ledger

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the XRP Ledger contains certain vulnerabilities. The XRP Ledger relies on a decentralized network of validator nodes that agree on the order and validity of transactions. These nodes form the backbone of the consensus process. Each validator node maintains a Unique Node List, which is a list of other validators it trusts. For a malicious actor to take over, they would need to control a significant portion of the validators on the majority of these UNLs. To successfully alter the ledger, the malicious actor would likely need to control more than 80% of the validator nodes or the voting power on the most widely used UNLs.

If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network (i.e., those on the commonly used UNLs). This could involve hacking, bribery, deception or coercion.

A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

Market Participants

Validators

Validators are crucial to the operation and security of the XRP Ledger. Validators participate in the consensus process by validating and agreeing on the order and validity of transactions. They ensure that transactions are consistent across the network, which helps prevent issues like double-spending. Validators also maintain a copy of the entire XRP Ledger and work together to decide which transactions are included in each new ledger version. They confirm transactions approximately every 3-5 seconds, making the ledger both fast and reliable. Validators vote on proposed changes to the XRP Ledger protocol through the amendment process. If 80% or more of the validators agree on a proposed amendment for two weeks continuously, the change is adopted and becomes part of the network’s code. Validators contribute to the overall health and stability of the network. By participating in the consensus process, they help secure the ledger against attacks and ensure that it remains decentralized and trustworthy.

As of October 2025, Ripple Labs runs only 1 of the 35 validators in the default Trusted Nodes List. Some universities and research institutions operate validators as part of their research into blockchain technology and to support the decentralization of the network. Independent companies, developers, and other entities that support the XRP Ledger’s ecosystem also run validators. These could include blockchain-focused companies or other technology firms. Enthusiastic community members and developers who are committed to the success and decentralization of the XRP Ledger may also operate validators.

Unlike some other blockchain networks, validators on the XRP Ledger are not directly compensated for their participation in the consensus process. The XRP Ledger does not have a block reward system like that of the Bitcoin network’s mining rewards or the Ethereum network’s staking rewards. Since the XRP Ledger is pre-mined and the total supply of XRP was created at the outset, there is no ongoing issuance of XRP to distribute as rewards. While validators play a crucial role in the network, they do not receive the transaction fees that are burned as part of each transaction. Instead, these fees are destroyed to reduce the overall supply of XRP, which indirectly benefits all XRP holders by increasing the scarcity of the asset. Running a validator on the XRP Ledger is generally considered a voluntary contribution to the health and decentralization of the network. Participants run validators for reasons other than direct financial gain, such as supporting the network’s decentralization, ensuring its security, or for reputational benefits within the XRP community. Institutions like banks, financial entities, or tech companies might run validators because they use the XRP Ledger in their business operations. By running a validator, they can have more influence over the reliability and stability of the network they rely on.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer XRP transactions through the direct sending of XRP over the XRP Ledger. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers, although the use of XRP as a means of payment is still developing and has not been accepted in the same manner as bitcoin or ether because XRP has a generally different purpose than bitcoin and ether.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of XRP. For example, Coinbase, Bitstamp, Kraken and LMAX Digital are some of the largest digital asset trading platforms by volume traded. Coinbase Custody, the XRP Custodian, is a digital asset custodian that provides custodial accounts that store XRP for users. As the XRP Ledger continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the XRP Ledger.

Competition

As of February 11, 2026, more than 17,000 other digital assets, as tracked by CoinGecko.com, have been developed since the inception of bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using bitcoin in transactions. While XRP has enjoyed some success in its limited history, the aggregate value of outstanding XRP is smaller than that of bitcoin and may be eclipsed by the more rapid development of other digital assets.

The Trust and XRP Prices

Overview of the Trust

The Trust’s investment objective is to seek to provide exposure to the value of XRP held by the Trust, less the expenses of the Trust’s operations. In seeking to achieve its investment objective, the Trust will hold XRP and will value its net assets and the Shares daily based on the Pricing Benchmark. XRP will be the only digital asset held by the Trust.

The Sponsor believes that the Trust will provide a cost-efficient way for investors to implement strategic and tactical asset allocation strategies that use XRP by investing in the Shares rather than purchasing, holding and trading XRP directly. The latter alternative would require an investor to acquire XRP by selecting a digital asset trading platform and opening an account or arranging a private transaction, and initiating a fiat transaction to initiate or settle such acquisition. An investor would then also be required to custody such XRP by selecting a retail or institutional custodial platform or establishing a personal computer or hardware security module-based system capable of transacting directly on the blockchain, and incurring the risk associated with cybersecurity and maintaining a private key that is irrecoverable if lost, among other difficulties. Purchase and Sale of XRP

When the Trust conducts Cash Creations or Cash Redemptions, it is responsible for purchasing and selling XRP. The Trust may also be required to sell XRP to pay certain extraordinary, non-recurring expenses that are not assumed by the Sponsor. Under such circumstances, the Sponsor, on behalf of the Trust, will typically seek to buy and sell XRP at a price as close to the Pricing Benchmark as practical. When choosing between potential counterparties, the Sponsor may consider factors other than simply the most favorable price. However, the most favorable price will be the predominant factor in determining the counterparty with which the Sponsor effectuates the contemplated transaction. Other factors that the Sponsor may consider include the size of the proposed order, as well as a counterparty’s execution capabilities, reliability and responsiveness.

The Trust’s purchase and sale of XRP may be conducted pursuant to either of two models: (i) the “Trust-Directed Trade Model”; or the (ii) the “Agent Execution Model.” The Trust intends to utilize the Trust-Directed Trade Model for all purchases and sales of XRP and will only utilize the Agent Execution Model in the event that no XRP Trading Counterparty is able or willing to effectuate the Trust’s purchase or sale of XRP.

Trust-Directed Trade Model

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring XRP from an XRP trading counterparty that has been approved by the Sponsor (each, an XRP Trading Counterparty). The Sponsor has entered into contractual agreements with the XRP Trading Counterparties, and these agreements set forth the general parameters under which a transaction in XRP will be effectuated, should any transaction with an XRP Trading Counterparty occur. These agreements do not require the Sponsor to utilize any particular XRP Trading Counterparty, and do not create any contractual obligations on the part of any XRP Trading Counterparty to participate in cash orders for creations or redemptions. All transactions between the Sponsor, on behalf of the Trust, and an XRP Trading Counterparty will be done on an arm’s-length basis. While it is expected and intended that the XRP Trading Counterparties are unaffiliated third-parties it is possible that an XRP Trading Counterparty may on any given day be or become considered an affiliate of the Trust if it acquires Shares in an amount that would cause it to become considered an affiliate of the Trust, as the Shares are publicly traded. XRP Trading Counterparties are not required to have a custody account with the XRP Custodian. When seeking to purchase or sell XRP on behalf of the Trust, the Sponsor will typically seek to buy and sell XRP at a price as close to the Pricing Benchmark as practical from any of the approved XRP Trading Counterparties. Upon notification that the Trust needs to purchase or sell XRP, the Sponsor will obtain indicative prices from multiple XRP Trading Counterparties at which they would be willing to execute the contemplated transaction. The Sponsor then determines the XRP Trading Counterparty with which it wishes to transact and records the rationale for that determination. Once agreed upon, the transaction will generally occur on an “over-the-counter” basis. Transfers of XRP to and from the Trust XRP Accounts to the XRP Trading Counterparty are “on-chain” transactions represented on the XRP Ledger. Transfer fees with respect to this on-chain transfer of XRP will be paid by the XRP Custodian.

The Sponsor maintains a process for approving and monitoring XRP Trading Counterparties, which is overseen by the Bitwise Portfolio Oversight Committee, which is responsible for investment activities and related risk, as well as counterparty risk. All XRP Trading Counterparties must be approved by the Bitwise Portfolio Oversight Committee before the Sponsor, on behalf of the Trust, will engage in transactions with the entity. The Bitwise Portfolio Oversight Committee continuously reviews all approved XRP Trading Counterparties at its quarterly meetings and will reject the approval of any previously approved XRP Trading Counterparty if new information arises regarding the entity that puts the appropriateness of that entity as an approved XRP trading counterparty in doubt. In considering which XRP Trading Counterparties to approve, the Bitwise Portfolio Oversight Committee has instituted rigorous policies and procedures that include, but are not limited to, (i) a review of all sanctioned entities, including, but not limited to, the various categories of sanctioned persons and entities identified by the Office of Foreign Assets Control; (ii) a review of all publicly available information regarding the entity, including a review of all information that has been filed pursuant to the requirements of U.S. or non-U.S. regulators, with a particular emphasis on the identity of the entity’s owners, disclosure events and reports of disciplinary action; and (iii) a review of the entity’s policies and procedures regarding various topics, including, but not limited to, anti-money laundering and “know-your-customer” requirements, trade surveillance, auditing and testing and cybersecurity capabilities. As of December 31, 2025, Coinbase, Inc., Cumberland DRW LLC, FalconX (d/b/a Solios, Inc.), Flow Traders B.V., CMI Cayman Limited, JSCT, LLC, Nonco Group LLC, Virtu Financial Singapore Pte. Ltd., and Wintermute Trading Ltd. have been approved as an XRP Trading Counterparties.

Agent Execution Model

In the event that every XRP Trading Counterparty is either unable or unwilling to effectuate the Trust’s purchase or sale of XRP, the Sponsor, on behalf of the Trust, may execute the trade using the Agent Execution Model.

Under the Agent Execution Model, the Prime Execution Agent, an affiliate of the XRP Custodian, acting in an agency capacity, conducts XRP purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. To avoid having to pre-fund purchases or sales of XRP, the Trust may borrow XRP or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. As the Trust intends to conduct nearly all purchases and sales of XRP pursuant to the Trust-Directed Trade Model, under normal conditions, it expects to keep very little or no XRP in the Trading Balance with the Prime Execution Agent.

In the case of a purchase of XRP, the extension of Trade Credits allows the Trust to purchase XRP through the Prime Execution Agent on the date the Trust wishes to effectuate the transaction (for instance, on the evening of the day when an order to create Shares is received), with such XRP being deposited in the Trust’s Trading Balance. On the day following a trade when Trade Credits have been utilized, the Trust uses cash (for instance, from the Authorized Participant who submitted the creation order) to repay the Trade Credits borrowed from the Trade Credit Lender. The XRP purchased by the Trust is then swept from the Trust’s Trading Balance with the Prime Execution Agent to the Trust XRP Accounts with the XRP

Custodian pursuant to a regular end-of-day sweep process. Transfers of XRP into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to the Trust XRP Accounts are “on-chain” transactions represented on the XRP Ledger. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction.

In the case of a sale of XRP, the Trust enters into a transaction to sell XRP through the Prime Execution Agent for cash. The Trust’s Trading Balance with the Prime Execution Agent may not be funded with XRP on the date the Trust wishes to effectuate the transaction (for instance, on the evening a day when an order to redeem Shares is received) because the XRP remains in the Trust XRP Accounts with the XRP Custodian. In those circumstances the Trust may borrow Trade Credits in the form of XRP from the Trade Credit Lender, which allows the Trust to sell XRP through the Prime Execution Agent at the desired time, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. On the business day following the trade, the Trust will use the XRP that is moved from the Trust XRP Accounts with the XRP Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender. Transfers of XRP from the Trust XRP Accounts to the Trust’s Trading Balance are “on-chain” transactions represented on the XRP Ledger. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction.

The CME CF XRP – Dollar Reference Rate – New York Variant

The net assets of the Trust and its Shares are valued on a daily basis with reference to the CME CF XRP – Dollar Reference Rate – New York Variant, the Pricing Benchmark, a standardized reference rate published by CF Benchmarks Ltd., the Benchmark Provider, that is designed to reflect the performance of XRP in U.S. dollars. The Pricing Benchmark was created to facilitate financial products based on XRP. It serves as a once-a-day benchmark rate of the U.S. dollar price of XRP (USD/XRP), calculated as of 4:00 p.m. ET. The Pricing Benchmark aggregates the trade flow of several major XRP trading venues, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one XRP at 4:00 p.m. ET. The Pricing Benchmark currently uses substantially the same methodology as the CME CF XRP Reference Rate, the XRR, including utilizing the same constituent XRP exchanges, except that the Pricing Benchmark is calculated as of 4:00 p.m. ET, whereas the XRR is calculated as of 4:00 p.m. London time. The Pricing Benchmark, which was introduced on July 29, 2024, is based on materially the same methodology (except calculation time) as the XRR, which was first introduced on November 16, 2017.

The Pricing Benchmark is designed based on the IOSCO Principals for Financial Benchmarks. The Trust uses the Pricing Benchmark to calculate its NAV, which is the aggregate U.S. dollar value of XRP in the Trust, based on the Pricing Benchmark, less its liabilities and expenses. “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with GAAP.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Benchmark price of XRP differs materially from the global market price of XRP and/or that third parties are able to purchase and sell XRP on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Benchmark, it will provide Shareholders with notice in a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Pricing Benchmark Methodology

The Pricing Benchmark is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent XRP trading venues (the “Constituent Platforms”) as follows:

•
All Relevant Transactions are added to a joint list, recording the time of execution, trade price and size for each transaction.
•
The list is partitioned by timestamp into twelve (12) equally sized time intervals of five (5) minutes in length.

•
For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.
•
The Pricing Benchmark is then determined by the equally weighted average of the volume medians of all partitions.

As of August 29, 2025, the Constituent Platforms included in the Pricing Benchmark were Bitstamp, Coinbase, Crypto.com, Kraken and LMAX Digital.

•
Bitstamp: A U.K.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset business with the U.K. FCA.
•
Coinbase: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as e-money providers (Republic of Ireland, Central Bank of Ireland) and Major Payment Institutions (Singapore, Monetary Authority of Singapore).
•
Crypto.com: A Singapore-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a non-depository trust company by the New Hampshire Banking Department. Crypto.com does not hold a BitLicense.
•
Kraken: A U.S.-based exchange that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider. Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators.
•
LMAX Digital: A Gibraltar-based exchange regulated by the Gibraltar Financial Services Commission as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of an FCA-regulated Multilateral Trading Facility and Broker-Dealer.

An oversight function is implemented by the Benchmark Provider in seeking to ensure that the Pricing Benchmark is administered through the Benchmark Provider’s codified policies for index integrity. The Pricing Benchmark is administered through the Benchmark Provider’s codified policies for index integrity, including a conflicts-of-interest policy, a control framework, an accountability framework, and an input data policy. It is also subject to the U.K. BMR regulations, compliance with which regulations has been subject to a Limited Assurance Audit under the ISAE 3000 standard as of September 12, 2022, which is publicly available.

The Pricing Benchmark is subject to oversight by the CME CF Oversight Committee. The CME CF Oversight Committee shall be comprised of at least five members, including at least: (i) two who are representatives of CME; (ii) one who is a representative of CF Benchmarks Ltd.; and (iii) two who bring expertise and industry knowledge relating to benchmark determination, issuance and operations. The CME CF Oversight Committee meets no less frequently than quarterly. The CME CF Oversight Committee’s Founding Charter and quarterly meeting minutes are publicly available.

In the event that there are errors or irregularities in the calculation and publication of the Pricing Benchmark, including delayed, missing data or erroneous data, the Benchmark Provider will apply the “Contingency Calculation Rules” as they relate to the Pricing Benchmark that are set forth on the Benchmark Provider’s website. The use of the Contingency Calculation Rules could negatively impact the NAV of the Trust. Such rules dictate how the Benchmark Provider will calculate the Pricing Benchmark, depending upon the type of error or irregularity. For instance, in the event that no Relevant Transaction occurs on a Constituent Platform on a given day, or one or more Relevant Transactions do occur on the Constituent Platform but cannot be retrieved by the Benchmark Provider, the Constituent Platform is disregarded in the calculation of the Pricing Benchmark for that day. In addition, all Relevant Transactions are subject to automated screening for erroneous data. Relevant Transactions that have been flagged as erroneous pursuant to the automated screening and the Contingency Calculation Rules are disregarded in the calculation of the Pricing Benchmark for a given day. If, for whatever reason, the Benchmark Provider is unable to calculate and publish the Pricing Benchmark by the stipulated dissemination time, it shall publish a notification on its website informing Pricing Benchmark users, including the Trust, the calculation and publication have been delayed.

Pricing Index data and the description of the Pricing Index are based on information made publicly available by the Benchmark Provider on its website at https://www.cfbenchmarks.com. None of the information on the Benchmark Provider’s website is incorporated by reference into this Annual Report.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Index at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Index price of XRP differs materially from the global market price of XRP and/or that third parties are able to purchase and sell XRP on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Index price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Index, it will provide Shareholders with notice in a prospectus supplement and/or through a Current Report on Form 8-K or in the Trust’s annual or quarterly reports.

Calculation of Net Asset Value ("NAV")

Under normal circumstances, the Trust’s only asset will be XRP and, under limited circumstances, cash. The Trust’s XRP is carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust’s NAV will be determined by the Administrator once each Exchange trading day at 4:00 p.m. Eastern time (“ET”), or as soon thereafter as practicable. The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. ET. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. and almost always by 8:00 p.m.). The pause between 4:00 p.m. and 5:30 p.m. (or later) provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur

The Administrator will calculate the NAV of the Trust by multiplying the number of XRP held by the Trust by the Pricing Benchmark for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. The Administrator will determine the price of the Trust’s XRP by reference to the Pricing Benchmark, which is published between 4:00 p.m. and 4:30 p.m. ET on every calendar day. The methodology used to calculate the Pricing Benchmark price to value XRP in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Pricing Benchmark is deemed inconsistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements.

The Trust’s periodic financial statements may not utilize the NAV of the Trust determined by reference to the Pricing Benchmark to the extent the methodology used to calculate the Pricing Benchmark is deemed not to be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for XRP on the Trust’s financial statement measurement date.

The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for XRP, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities. The Trust's NAV and NAV per share are presented in this Annual Report on Form 10-K and are reconciled against GAAP metrics in the financial statements as set forth in Item 8. Financial Statements and Supplementary Data.

Calculation and Dissemination of ITV

The Trust utilizes the CME XRP Real Time Price to calculate an Indicative Trust Value (“ITV”). The ITV is disseminated on a Per-Share basis every 15 seconds during regular Exchange trading hours of 9:30 a.m. to 4:00 p.m. EST. The ITV will be calculated by ICE Data Indices, LLC using the prior day’s closing NAV per Share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the CME XRP Real Time Price. The ITV disseminated during the Exchange core trading session hours should not be viewed as an actual real-time update of the NAV, because NAV per Share is calculated only once at the end of each trading day based upon the relevant end-of-day values of the Trust’s investments. The ITV will be disseminated on a per-Share basis every 15 seconds during regular Exchange core trading session hours of 9:30 a.m. ET to 4:00 p.m. ET. The Exchange will disseminate the ITV value through the facilities of CTA/CQ High Speed Lines that allow for high-speed data transmission. In addition, the ITV will be published on the Exchange’s website and will be available through online information services such as Bloomberg and Reuters. The ITV (which is based upon the CME XRP Real Time Price) may differ from the NAV (which is based upon the Pricing Benchmark) due to differences in how the CME XRP Real Time Price and Pricing Benchmark are calculated. While the Pricing Benchmark is calculated as described in the section above entitled “THE TRUST AND XRP PRICES—–The CME CF XRP – Dollar Reference Rate – New York Variant,” the CME XRP Real Time Price is calculated once per second, in real time by utilizing the order books of XRP—U.S. dollar trading pairs operated by all Constituent Platforms. An “order book” is a list of buy and sell orders with associated limit prices and sizes that have not yet been matched, that is reported and disseminated by CF Benchmarks Ltd., as the CME XRP Real Time Price calculation agent. The order books are aggregated into one consolidated order book by the CME XRP Real Time Price calculation agent and the bid-price volume curve, ask-price volume curve, mid-price volume curve and mid-spread volume curve are calculated. The mid-price volume curve is the average of the bid-price volume curve (which maps transaction volume to the marginal price per cryptocurrency unit a seller is required to accept in order to sell this volume to the consolidated order book) and the ask-price volume curve (which maps a transaction volume to the marginal price per cryptocurrency unit a buyer is required to pay in order to purchase this volume from the consolidated order book). The mid-price volume curve is weighted by the normalized probability density of the exponential distribution up to the utilized depth (utilized depth being calculated as the maximum cumulative volume for which the mid-spread volume curve does not exceed a certain percentage deviation from the mid price). The CME XRP Real Time Price is then given by the sum of the weighted mid-price volume curve obtained in the previous step.

Dissemination of the ITV provides additional information that is not otherwise available to the public and may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. Investors and market professionals will be able throughout the trading day to compare the market price of the Trust and the ITV. If the market price of the Shares diverges significantly from the ITV, market professionals will have an incentive to execute arbitrage trades. For example, if the Trust appears to be trading at a discount compared to the ITV, a market professional could buy the Shares on the Exchange and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Trust and the ITV and thus can be beneficial to all market participants.

Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it will do so only in Baskets (blocks of 10,000 Shares) based on the quantity of XRP attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.” The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of XRP constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of XRP that may occur. The computation is made by the Administrator each business day prior to the commencement of trading on the Exchange. The Administrator determines the Basket Amount for a given day by dividing the number of XRP held by the Trust as of the opening of business on that business day, adjusted for the amount of XRP constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business, multiplied by 10,000. Fractions of XRP smaller than 0.000001 are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount determined by the Administrator as indicated above.

The Trust may either create and redeem Shares in-kind for XRP (In-Kind Creations and In-Kind Redemptions, respectively) or for cash (Cash Creations and Cash Redemptions respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a Basket) based on the quantity of XRP attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the Basket Amount).

In connection with an In-Kind Creation Order, an Authorized Participant shall deliver or cause to be delivered by an Authorized Participant Designee to the XRP Custodian the amount of XRP represented by the Basket Amount. In connection with a Cash Creation Order, an Authorized Participant shall deliver to the Transfer Agent the amount of U.S. dollars needed to purchase the Basket Amount of XRP, as well as the per-order transaction fee.

In connection with a Redemption Order, an Authorized Participant shall deliver to the Trust’s account at DTC the Basket(s) to be redeemed. To the extent such order is an In-Kind Redemption Order, the Sponsor shall arrange for a Basket Amount of

XRP to be distributed to an XRP account designated by the Authorized Participant or Authorized Participant Designee. To the extent such order is a Cash Redemption Order, the Sponsor shall arrange for the Basket Amount of XRP to be sold and the resulting U.S. dollars to be distributed to the Authorized Participant.

Authorized Participants

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the XRP, cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a non-refundable fee for each Creation Order and Redemption Order they place. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. Each Authorized Participant will be required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, the Sponsor, and the Trust under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may create Shares by placing a Creation Order to purchase one or more Baskets with the Transfer Agent through the Marketing Agent in exchange for XRP or cash. Such orders are subject to approval by the Marketing Agent and Transfer Agent. For purposes of processing Creation Orders and Redemption Orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Creation Orders must be placed by 3:59 p.m., ET or the close of regular trading on the Exchange, whichever is earlier, for In-Kind Creation Orders, or 2:00 p.m., ET, or two hours before the close of regular trading on the Exchange, whichever is earlier, for Cash Creation Orders (the “Order Cut-Off Time”). The Order Cut-Off Time may be modified by the Sponsor in its sole discretion. The day on which a Creation Order is accepted by the Transfer Agent is considered the “Creation Order Date.”

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Creation Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Creation Orders in excess of such capped amount. The Sponsor may choose to limit the number of Shares created pursuant to Creation Orders when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute an XRP transaction, when it believes the price of XRP is being inconsistently, irregularly, or discontinuously published from XRP trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which accepting Creation Orders would not be in the best interests of the Shareholders. The Sponsor does not believe that the Trust’s ability to arrive at such a determination will have a significant impact on the Shares in the secondary market because it believes that the ability to create Shares would be reinstated shortly after such determination is made, and any entity desiring to create Shares would be able to do so once the ability to create Shares is reinstated. However, it is possible that such a determination would cause the Shares to trade at premiums or discounts relative to the Trust’s NAV on the secondary market if arbitrageurs believe that there is risk that the creation and redemption process is not available, as this process is a component of keeping the price of the Shares on the secondary market closely aligned to the Trust’s NAV. The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement.

By placing an In-Kind Creation Order, an Authorized Participant agrees to facilitate (either directly or through an Authorized Participant Designee) the deposit of XRP with the XRP Custodian. An Authorized Participant who places an In-Kind Creation Order is responsible for facilitating the delivery of the required amount of XRP to a Trust XRP Account at the XRP Custodian by 3:00 p.m. ET, on the business day following the Creation Order Date. The Authorized Participant or Authorized Participant Designee will normally send the required XRP in an “on chain” transaction over the XRP Network. Such on chain transactions are subject to the risks associated with XRP Network transactions, including the irreversibility of transactions made in error or unavoidable delays due to XRP Network congestion. Upon receipt of the required amount of XRP in a Trust XRP Account at the XRP Custodian, the XRP Custodian will notify the Transfer Agent, the Distributor, the Authorized Participant and the Sponsor that the XRP has been deposited. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

By placing a Cash Creation Order, an Authorized Participant agrees to deposit, or cause the deposit of, cash with the Trust in an equivalent amount of cash equal to the required amount of XRP as described above, multiplied by the Pricing Benchmark price, plus any additional cash required to account for the price at which the Trust agrees to purchase the requisite amount of XRP to the extent it is greater than the Pricing Benchmark price on each Creation Order Date. On each Creation Order Date, the Administrator will communicate to the Authorized Participant the full cash amount required to settle the transaction. Authorized Participants may not withdraw a Creation Order. If an Authorized Participant fails to consummate the foregoing, the Creation Order will be cancelled. The Sponsor causes to be published each night the amount of XRP that will be acquired in exchange for each Creation Order, from which can be computed the estimated amount of cash required to create each Basket, prior to accounting for any additional cash required to acquire the requisite amount of XRP if the price paid by the Trust is in excess of the Pricing Benchmark on each Creation Order Date. If the amount of cash required to acquire the requisite amount of XRP is less than the amount deposited by the Authorized Participant, the full amount of cash deposited by the Authorized Participant will be returned to the Authorized Participant (at the Authorized Participant’s expense) and the Authorized Participant will then re-send the correct amount.

An Authorized Participant who places a Cash Creation Order is responsible for facilitating the delivery of the required amount of cash to the Cash Custodian by 3:00 p.m. ET, on the business day following the Creation Order Date. Pursuant to a Cash Creation, the Trust is responsible for acquiring XRP, which it may do pursuant to two different models: (i) the “Trust-Directed Trade Model,” and the (ii) the “Agent Execution Model.”

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring XRP from an approved XRP Trading Counterparty in an amount equal to the Basket Amount. When seeking to purchase XRP on behalf of the Trust, the Sponsor will seek to purchase XRP at a price as close to the Pricing Benchmark as practical. Once the trade has been agreed upon with an XRP Trading Counterparty, the transaction will generally occur on an “over-the-counter” basis. Transfers of XRP from the XRP Trading Counterparty to a Trust XRP Account are “on-chain” transactions represented on the XRP Ledger. Upon receipt of the deposit amount of XRP in a Trust XRP Account at the XRP Custodian from the XRP Trading Counterparty, the XRP Custodian will notify the Sponsor that the XRP has been received. The Sponsor will then notify the Transfer Agent that the XRP has been received, and the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account and will wire the cash previously sent by the Authorized Participant to the XRP Trading Counterparty to complete settlement of the Cash Creation Order and the acquisition of the XRP by the Trust. If the XRP Trading Counterparty fails to deliver the XRP to the XRP Custodian, no cash is sent from the Cash Custodian to the XRP Trading Counterparty, no Shares are transferred to the Authorized Participant’s DTC account, the cash is returned to the Authorized Participant, and the Cash Creation Order is cancelled.

Under the Agent Execution Model, the Prime Execution Agent, acting in an agency capacity, conducts XRP purchases on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. On the evening of the Creation Order Date, the Trust enters into a transaction to buy XRP through the Prime Execution Agent for cash. Because the Trust’s Trading Balance may not be funded with cash on the Creation Order Date for the purchase of XRP in connection with the Cash Creation Order under the Agent Execution Model, the Trust may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the Cash Creation Order on the Creation Order Date. The extension of Trade Credits on the Creation Order Date allows the Trust to purchase XRP through the Prime Execution Agent on the Creation Order Date, with such XRP being deposited in the Trust’s Trading Balance. On the day following the Creation Order Date, the “Creation Order Settlement Date,” the Trust delivers Shares to the Authorized Participant’s DTC account in exchange for cash received from the Authorized Participant. Where applicable, the Trust uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. On the Creation Order Settlement Date for a Cash Creation Order utilizing the Agent Execution Model, the XRP associated with the Creation Order and purchased on the Creation Order Date is swept from the Trust’s Trading Balance with the Prime Execution Agent to a Trust XRP Account with the XRP Custodian pursuant to a regular end-of-day sweep process. Transfers of XRP into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to a Trust XRP Account are “on-chain” transactions represented on the XRP Ledger. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction. Accordingly, such costs are borne by the Authorized Participant.

As between the Trust and the Authorized Participant, the expense and risk of the difference between the value of XRP calculated by the Administrator for daily valuation using the Pricing Benchmark and the price at which the Trust acquires the XRP will be borne solely by the Authorized Participant to the extent that the Trust pays more for XRP than the price used by the Trust for daily valuation. Any such additional cash amount will be included in the amount of cash calculated by the Administrator on the Creation Order Date, communicated to the Authorized Participant on the Creation Order Date, and wired by the Authorized Participant to the Cash Custodian on the Creation Order Settlement Date.

Rejection of Creation Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any Creation Order or deposit of cash or XRP for any reason, including if the Sponsor determines that::

•
the Creation Order is not in proper form;
•
it would not be in the best interest of the Shareholders;
•
the acceptance of the Creation Order would have adverse tax consequences to the Trust or its Shareholders;
•
the acceptance or receipt of which would, in the opinion of counsel to the Sponsor, be unlawful; or
•
circumstances outside the control of the Trust, the Sponsor, the Marketing Agent, the Transfer Agent, the Cash Custodian or the XRP Custodian make it, for all practical purposes, not feasible to process Baskets (including if the Sponsor determines that the investments available to the Trust at that time will not enable it to meet its investment objective).

None of the Sponsor, the Marketing Agent, the Cash Custodian or the XRP Custodian will be liable for the rejection of any Creation Order.

Redemption Procedures

On any business day, an Authorized Participant may place a Redemption Order with the Transfer Agent through the Marketing Agent to redeem one or more Baskets. Redemption Orders must be placed by 3:59 p.m., ET or the close of regular trading on the Exchange, whichever is earlier, for In-Kind Redemption Orders, or 2:00 p.m., ET, or the close of regular trading on the Exchange, whichever is earlier, for Cash Redemption Orders (the “Redemption Order Cut-Off Time”). The Redemption Order Cut-Off Time may be modified by the Sponsor in its sole discretion. A Redemption Order will be effective on the date it is accepted by the Transfer Agent (“Redemption Order Date”). The redemption distribution from the Trust in exchange for a redemption of Shares consists of a movement of the Basket Amount of XRP or cash representing the Basket Amount of XRP, less any trading expenses incurred by the Trust in liquidating the XRP, to the redeeming Authorized Participant or its designee. An Authorized Participant may not withdraw a Redemption Order without the prior consent of the Sponsor in its discretion.

In the case of an In-Kind Redemption Order, the redemption distribution from the Trust consists of a movement of XRP to the designated wallet address of the Authorized Participant or Authorized Participant Designee. The Authorized Participant must deliver the Shares represented by the Basket to be redeemed to the Trust’s DTC account by end of day ET on the business day following the Redemption Order Date (the “Redemption Order Settlement Date”). Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account and the Transfer Agent has notified the Sponsor that the Shares have been deposited, the Sponsor will cause the transfer of the requisite amount of XRP to the Authorized Participant or Authorized Participant Designee. This transfer of XRP from the Trust to the Authorized Participant or Authorized Participant Designee will normally be done pursuant to an “on chain” transaction over the XRP Ledger. Such on chain transactions are subject to the risks associated with XRP Ledger transactions, including the irreversibility of transactions made in error or unavoidable delays due to XRP Ledger congestion.

Under the Trust-Directed Trade Model pursuant to a Cash Redemption Order, the procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets under the Trust-Directed Trade Model with an additional safeguard on XRP being removed from a Trust XRP Account, which will not occur until cash has been received by the Cash Custodian in an amount equal to the Basket Amount of XRP multiplied by the price at which the

Trust agrees with the XRP Trading Counterparty to sell the XRP on the Redemption Order Date. When seeking to sell XRP on behalf of the Trust, the Sponsor will seek to sell XRP at a price as close to the Pricing Benchmark as practical. Once the trade has been agreed upon with an XRP Trading Counterparty, the transaction will generally occur on an “over-the-counter” basis. Transfers of XRP from a Trust XRP Account to the XRP Trading Counterparty are “on-chain” transactions represented on the XRP Ledger. The Authorized Participant must deliver the Shares represented by the Basket to be redeemed to the Trust’s DTC account by end of day ET on the Redemption Order Settlement Date. The XRP Custodian will not send the Basket Amount of XRP from a Trust XRP Account to the XRP Trading Counterparty until the Cash Custodian has received the cash from the XRP Trading Counterparty and is instructed by the Sponsor to make such transfer. Once the XRP Trading Counterparty has sent the cash to the Cash Custodian in an agreed-upon amount to settle the agreed upon sale of the Basket Amount of XRP, the Transfer Agent will notify the Sponsor. The Sponsor will then notify the XRP Custodian to transfer the XRP to the XRP Trading Counterparty, and the Transfer Agent will facilitate the redemption of Shares in exchange for cash. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will wire the requisite amount of cash to the Authorized Participant. Transfers of XRP from a Trust XRP Account to the XRP Trading Counterparty are “on-chain” transactions represented on the XRP Ledger. In the event that by the end of the day on the Redemption Order Settlement Date, the Trust’s account at DTC shall not have been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such Redemption Order the Transfer Agent shall send to the Authorized Participant and the Sponsor via fax or electronic mail message notice of such fact and the Authorized Participant shall have two (2) business days following receipt of such notice to correct such failure. If such failure is not cured within such two (2) business day period, the Transfer Agent (in consultation with the Sponsor) will cancel such Redemption Order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Transfer Agent, the Sponsor or the XRP Custodian related to the cancelled Redemption Order.

Under the Agent Execution Model pursuant to a Cash Redemption Order, the Authorized Participant may be required to submit a Redemption Order by an earlier than normal order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time may be as early as 5:00 p.m. ET on the business day prior to the Redemption Order Date. Once a Redemption Order is received, the Sponsor instructs the XRP Custodian to prepare to transfer the XRP associated with the Redemption Order from a Trust XRP Account with the XRP Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For a Redemption Order utilizing the Agent Execution Model, on the evening of the Redemption Order Date, the Prime Execution Agent, acting in an agency capacity, conducts XRP sales on behalf of the Trust with third parties through its Coinbase Prime service in exchange for cash. The Trust’s Trading Balance with the Prime Execution Agent may not be funded with XRP on the evening of the Redemption Order Date at the time of the intended execution of the sale of XRP in connection with the Redemption Order because such XRP is still in a Trust XRP Account at the XRP Custodian. In those circumstances the Trust may borrow Trade Credits in the form of XRP from the Trade Credit Lender, which allows the Trust to sell XRP through the Prime Execution Agent on the evening of the Redemption Order Date, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. Such cash is then transferred to the Cash Custodian. The Trust will subsequently transfer the Basket Amount of XRP from a Trust XRP Account to the Trust’s Trading Balance with the Prime Execution Agent. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will then wire the requisite amount of cash to the Authorized Participant. In the event Trade Credits were used, the Trust will use the XRP that is moved from a Trust XRP Account with the XRP Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender. Transfers of XRP from a Trust XRP Account to the Trust’s Trading Balance are “on-chain” transactions represented on the XRP Ledger.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of creation or redemption or may postpone the Redemption Order Settlement Date, for (1) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a creation order or the redemption distribution is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, XRP Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the XRP Ledger, hacking, cybersecurity breach, or power, internet, or XRP Ledger outage, or similar event), or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. In the event that the Sponsor suspends the right of creation or redemption of Baskets, it shall notify Shareholders on the Trust’s website, in a current report on Form 8-K. Suspension of creation and redemption privileges may adversely impact how the Shares are traded and arbitraged in the secondary market, which could cause Shares to trade at levels materially different (premiums and discounts) from the value of their underlying XRP.

If the Sponsor has difficulty liquidating the Trust’s positions (e.g., because of a market disruption event), it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement, the XRP Custodian or the Cash Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption Orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any Redemption Order (1) the Sponsor determines not to be in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the XRP Custodian make it for all practical purposes not feasible for the Shares to be delivered under the Redemption Order. The Sponsor may also reject a Redemption Order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 100,000 Shares (i.e., ten Baskets) or fewer.

Creation and Redemption Transaction Fee

To compensate the Transfer Agent for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Transfer Agent to create or redeem Baskets, which does not vary in accordance with the number of Baskets in such order. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. No costs or transaction fees associated with creations and redemptions are payable by the Trust.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As discussed above, Authorized Participants are the only persons that may place Creation Orders and Redemption Orders. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Basket it does create.

Authorized Participants that do offer to the public Shares from the Basket they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of XRP or other portfolio investments. Baskets are generally expected to be redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits of XRP or cash with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of investors who seek to purchase or sell Shares in the secondary market and the liquidity of XRP.

The Trust’s Fees and Expenses

The Trust pays a Sponsor Fee of 0.34% per annum of the Trust’s XRP holdings. For the one-month period commencing on November 20, 2025, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through December 19, 2025.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. Except during periods in which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and will be payable in XRP monthly in arrears. The Administrator will calculate the Sponsor Fee on a daily basis by applying a 0.34% annualized rate to the Trust’s total XRP holdings, and the amount of XRP payable in respect of each daily accrual shall be determined by reference to the Pricing Benchmark. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of XRP will be transferred from a Trust XRP Account to the Sponsor XRP Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the Pricing Benchmark on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of XRP to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, XRP Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion based upon prevailing circumstances to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the XRP Ledger, any Incidental Rights (as defined below) and any IR Asset (as defined below)), any indemnification of the Cash Custodian, XRP Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor Fee in its sole discretion. The Sponsor may notify Shareholders of its intent to commence, or cease, waiving the Sponsor Fee on the Trust’s website, in a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

In addition, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor Fee attributable to Shares held by certain large investors or entities. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor/entity on a case-by-case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor Fee. Neither the Trust nor the Trustee will be a party to any Sponsor Fee rebate arrangements negotiated by the Sponsor.

The Administrator and/or the Sponsor will direct the XRP Custodian to transfer XRP from a Trust XRP Account to the Sponsor XRP Account to pay the Sponsor Fee and any other Trust expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s XRP as necessary to pay such expenses. The Sponsor, on behalf of the Trust, will typically seek to buy and sell XRP at a price as close to the Pricing Benchmark as practical. Such sales will be undertaken pursuant to the Trust-Directed Trade Model unless no XRP Trading Counterparty is willing or able to effectuate the trade. Transfers of XRP from a Trust XRP Account to the Sponsor XRP Account, and from the Sponsor XRP Account to the XRP Trading Counterparty are “on-chain” transactions represented on the XRP Ledger. Transfer fees with respect to this on-chain transfer of XRP will be paid by the XRP Custodian. The cash proceeds of the sale will be sent to the Sponsor, which will use such proceeds to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. To the extent that the Trust must utilize the Agent Execution Model to undertake XRP sales to pay for expenses not assumed by the Sponsor, the Prime Execution Agent, acting in an agency capacity, would conduct the sale on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. Transfers of XRP from a Trust XRP Account to the Trust’s Trading Balance in connection with such sales are “on-chain” transactions represented on the XRP Ledger. Each delivery or sale of XRP by the

Trust to pay the Sponsor Fee or other Trust expenses will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences.”

The Trust does not engage in any activity designed to derive a profit from changes in the price of XRP. XRP not needed to redeem Baskets, or to cover the Sponsor Fee and Trust expenses not assumed by the Sponsor, is held by the XRP Custodian or Prime Execution Agent. As a result of the recurring deliveries of XRP necessary to pay the Sponsor Fee and potential sales of XRP to pay in cash the Trust expenses not assumed by the Sponsor, the NAV of the Trust and, correspondingly, the amount of XRP represented by each Share will decrease proportionately over the life of the Trust. New deposits of XRP, purchased with the cash received in connection with Cash Creations of Baskets, will not reverse this trend.

Forks

In the event of a hard fork in the XRP Ledger, the Sponsor will, pursuant to the terms of the Trust Agreement, use its discretion to determine which blockchain should properly be considered the XRP Ledger for the Trust’s purposes. The Sponsor will base its determination on a range of relevant factors at the time, including, but not limited to, the Sponsor’s views regarding the expectations of XRP core developers, users, service providers, businesses, validators, and other stakeholders, as well as the actual ongoing acceptance of, mining support for, and community engagement with the XRP Ledger. There is no assurance that the Sponsor will select the fork or version of XRP that ultimately proves to be the most valuable, and this decision could negatively impact the value of the Shares. Additionally, the Sponsor may have a differing view from Shareholders, the XRP Custodian, security vendors, or the Benchmark Provider as to what is generally accepted as XRP and should therefore be considered “XRP” for the Trust’s purposes, which could also adversely affect the value of the Shares.

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in cash or potentially in kind.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, the Sponsor will sell the Trust’s XRP and will distribute to the Shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. Under no circumstances will the Trust distribute XRP to Shareholders as a result of termination and liquidation.

Brokerage Fees and Trust Expenses

The Trust pays all of the brokerage commissions, financing fees, XRP network fees and similar transaction fees in connection with the Trust’s XRP trading activities.

Employees

The Trust has no employees.

Emerging Growth Company Status

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, may elect to comply with certain reduced reporting requirements. For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory auditor rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;
•
provide certain disclosure regarding executive compensation required of larger public companies; or

•
obtain shareholder approval of any golden parachute payments not previously approved.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies; however, the Trust is choosing to “opt out” of such extended transition period, and as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that the Trust faces. Additional discussion of the risks summarized in this risk factor summary, and other risks that the Trust faces, can be found below and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and its other filings with the SEC, before making an investment decision regarding the Shares. See the section entitled “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

Risks Related to Digital Assets

A determination that XRP or any other digital asset is offered or sold as a “security” may adversely affect the price of XRP and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset, including XRP, may be considered a “security” under U.S. federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict.

The SEC has previously alleged that XRP is a security. In December 2020, the SEC filed a complaint against Ripple Labs (the “Ripple Complaint”) and two of its executives (the “Ripple Defendants”), in the United States District Court for the Southern District of New York (the “S.D.N.Y.”) alleging that the Ripple Defendants had conducted unregistered securities offerings by selling XRP in contravention of Section 5 of the Securities Act. Under Section 5 of the Securities Act, it is unlawful for any person, directly or indirectly to offer to sell, offer to buy or purchase or sell a “security” unless a registration statement is in effect or has been filed with the SEC as to the offer and sale of such security to the public. The Ripple Defendants did not dispute that they had offered to sell and sold XRP through interstate commerce and that they had not filed a registration statement with the SEC for any offer or sale of XRP. Accordingly, the question before the S.D.N.Y. was whether the Ripple Defendants offered to sell or sold XRP as a security.

On July 13, 2023, the S.D.N.Y. issued several key rulings in the case. Most notably, the court did not find that XRP was inherently a security. The court distinguished between the XRP token itself and the manner in which it was sold. This finding was contrary to the SEC’s argument, which was that XRP, by its nature, was a security under the definition provided by the Securities Act, notwithstanding the manner in which it was sold. The court found that the direct sale of XRP by the Ripple Defendants to certain sophisticated individuals and entities pursuant to written contracts did constitute the unregistered offer and sale of securities in violation of Section 5 of the Securities Act. However, the court also found that the programmatic sale of XRP by the Ripple Defendants over digital asset trading platforms in the secondary market did not constitute an unregistered sale of securities. Similarly, the court found that the XRP that Ripple Defendants granted to Ripple Labs employees as compensation or to third-party companies to incentivize the development of new applications for XRP and the XRP Ledger also did not constitute an unregistered sale of securities.

On August 7, 2024, the S.D.N.Y. entered final judgment in the case, imposing a $125 million civil penalty on Ripple Labs and enjoining the company from conducting unregistered institutional sales of XRP in the future. While Ripple Labs and the SEC each initially appealed the judgment, in August 2025 Ripple Labs and the SEC dropped their respective appeals, concluding the litigation and leaving the SDNY’s rulings intact. As a result, XRP itself is not deemed a security, and programmatic and secondary market sales of XRP are not considered securities transactions; however, direct institutional sales of XRP by Ripple Labs remain subject to the registration requirements of the Securities Act. While the above-described litigation has concluded, a court finding that XRP has been offered and sold as a security in certain contexts creates a heightened risk that XRP could again be alleged or deemed to be a security, especially if Ripple Labs conducts direct institutional sales of XRP without complying with the registration requirements of the Securities Act.

In addition to the Ripple Complaint, in June 2023, the SEC brought suit against two of the largest operators of digital asset trading platforms in Securities and Exchange Commission v. Binance Holdings Ltd., et al (the “Binance Complaint”) and Securities and Exchange Commission v. Coinbase, Inc., and Coinbase Global, Inc. (the “Coinbase Complaint”), alleging that Binance and Coinbase had solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In each of the Binance Complaint, Coinbase Complaint and Kraken Complaint, the SEC did not allege that XRP was a security.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the creation of the “Crypto Task Force.” The Crypto Task Force was to be dedicated to developing a comprehensive and clear regulatory framework for digital assets and was to be led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, entered into a joint stipulation with the SEC to dismiss the SEC’s lawsuit against them with prejudice.

Whether a digital asset is a security under the U.S. federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Securities Exchange Act of 1934 (the “Exchange Act”) and the Investment Company Act. Digital assets do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the “Howey” and “Reves” tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

If the Sponsor determines that XRP is a security under the U.S. federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an additional allegation that XRP is a security, the Sponsor does not intend to permit the Trust to continue holding XRP in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act).

Any enforcement action by the SEC or a state securities regulator asserting that XRP is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading price of XRP, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security by the SEC or another regulatory authority may have similar effects.

If XRP is found by a court or other regulatory body to be a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation under the terms of the Trust Agreement. Furthermore, the Trust could be considered to be engaged in a distribution (i.e., a public offering) of unregistered securities in violation of Section 5 of the Securities Act, which could impose significant civil and criminal liability on the Trust. There is no guarantee that a court of regulatory body will agree with the Trust’s assessment of XRP as a non-security.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. If the SEC or a federal court were to determine that XRP is a security, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that XRP is a security, the Trust itself may be terminated and, if practical, its assets liquidated.

The trading prices of many digital assets, including XRP, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading price of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including XRP, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including XRP, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including XRP. These drawdowns notwithstanding, digital asset prices, including XRP, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices, including XRP, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021. Digital assets, including XRP, continued to see steep drawdowns in 2022. Since then, digital asset prices, including XRP, have continued to fluctuate through 2024, 2025, and early 2026. XRP has exhibited a historical annualized volatility of 100.14% and maximum annual price decrease of 78.81%.

Extreme volatility in the future, including further declines in the trading price of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception and a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of XRP and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of XRP.

Digital assets, including XRP, are subject to a number of risks related to the digital asset ecosystem.

The value of the Shares relates directly to the value of the XRP held by the Trust. The value of XRP is impacted by factors specific to XRP and also factors relating to the digital asset ecosystem generally, including:

•
market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;
•
trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may be subject to manipulation;
•
the adoption of digital assets, such as XRP, as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol (such as the XRP Ledger) and their ability to meet user demands;
•
manipulative trading activity on digital asset trading platforms, which, in many cases, are largely unregulated;
•
the needs of decentralized applications, smart contracts, their users, and users of the XRP Ledger generally for XRP to pay transaction fees to execute transactions;
•
governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the XRP Ledger, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;
•
increased competition from other forms of digital assets or payment services, including digital currencies constituting legal tender that may be issued in the future by central banks, or digital assets meant to serve as a medium of exchange by major private companies or other institutions;
•
increased competition from other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the XRP Ledger;
•
investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or XRP, and digital asset exchange rates;
•
consumer preferences and perceptions of XRP specifically and digital assets generally, the XRP Ledger relative to competing blockchain protocols, and XRP relative to competing digital assets;
•
negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;
•
fiat currency withdrawal and deposit policies on digital asset trading platforms;
•
the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;
•
business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset trading platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;
•
the use of leverage in digital asset markets, including the unwinding of positions, “margin calls”, collateral liquidations and similar events;
•
investment and trading activities of large or active consumer and institutional users, speculators, validators and investors;
•
a “short squeeze” resulting from speculation on the price of XRP, if aggregate short exposure exceeds the number of shares available for purchase;
•
an active derivatives market for XRP or for digital assets generally;
•
monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of XRP as a form of payment or the purchase of XRP on the digital asset markets;
•
global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
fees associated with processing an XRP transaction and the speed at which XRP transactions are settled;
•
the maintenance, troubleshooting, and development of the XRP Ledger including by validators and developers worldwide;
•
financial strength of market participants;
•
the availability and cost of funding and capital;
•
the liquidity and credit risk of digital asset trading platforms;
•
interruptions in service from or closures or failures of major digital asset trading platforms or their banking partners, or outages or system failures affecting the XRP Ledger;
•
decreased confidence in digital assets and digital assets trading platforms;
•
poor risk management or fraud by entities in the digital assets ecosystem;
•
increased competition from other forms of digital assets or payment services; and
•
the Trust’s own acquisitions or dispositions of XRP, since there is no limit on the number of XRP that the Trust may acquire.

Although returns from investing in XRP have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that XRP will maintain its value in the long, intermediate, short, or any other term. In the event that the price of XRP declines, the Sponsor expects the value of the Shares to decline proportionately.

The price of the Shares of the Trust is represented by the Pricing Benchmark that may also be subject to momentum pricing due to speculation regarding future appreciation in value of XRP, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of XRP has resulted, and may continue to result, in speculation regarding future appreciation in the value of XRP, inflating and making the Pricing Benchmark more volatile. As a result, XRP may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Pricing Benchmark and could adversely affect the value of the Trust.

The Trust is not actively managed and does not and will not have any strategy relating to the development of the XRP Ledger, nor will the Trust seek to avoid or mitigate losses from declines in the XRP price. Furthermore, the impact of the expansion of the Trust’s XRP holdings on the digital asset industry and the XRP Ledger is uncertain. A decline in the popularity or acceptance of the XRP Ledger, or the value of XRP, would harm the value of the Trust.

Many digital assets, including XRP, were only introduced within the past decade, and the medium-to-long-term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Many digital assets, including XRP, were only introduced within the past decade, and the medium-to-long-term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development; their dependence on the internet and other technologies; their dependence on the role played by users, developers and validators; and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:Digital asset networks, including networks and networks utilizing the XRP Ledger, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because XRP is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

•
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the XRP Ledger, would affect the ability to transfer digital assets, including XRP, and, consequently, a disruption may impact their value.
•
Although unlikely, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as the XRP Ledger, could theoretically result in a “fork” in such network’s blockchain, including the XRP Ledger, resulting in the operation of multiple separate networks.
•
Governance of the XRP Ledger is by voluntary consensus. As a result, there may be a lack of consensus or clarity on the governance of the XRP Ledger, which may stymie the XRP Ledger’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the XRP Ledger, especially long-term problems.
•
Unlike many other blockchain networks, validators on the XRP Ledger are not directly compensated for their participation in the consensus process. Running a validator on the XRP Ledger is generally considered a voluntary contribution to the health and decentralization of the network. Participants run validators for reasons other than direct financial gain, such as supporting the network’s decentralization, ensuring its security, or for reputational benefits within the XRP community. However, because there is no financial incentive for entities or individuals to maintain validators, there is no guarantee that such entities or individuals will continue to run validators. To the extent that a significant number of entities or individuals stop running validators, there would be serious negative consequences to the XRP Ledger’s functionality, security and overall existence.
•
Many digital asset networks, including the XRP Ledger, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the XRP Ledger and the price of XRP.

•
In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets.

Moreover, because digital assets, including XRP, have been in existence for a relatively short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of XRP.

The first digital asset, bitcoin, was launched in 2009. The XRP Ledger launched in 2012. Along with bitcoin, XRP was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the XRP Ledger and other cryptographic and algorithmic protocols governing the issuance of digital assets, represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
XRP is only selectively accepted as a means of payment by retail and commercial outlets, and use of XRP by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for XRP transactions; refuse to process wire transfers to or from digital asset trading platforms, XRP-related companies or service providers; or refuse to maintain accounts for persons or entities transacting in XRP. As a result, the price of XRP may be influenced to a significant extent by speculators, thus contributing to price volatility that makes retailers less likely to accept XRP in the future.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as XRP, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Trust from being able to complete creations and redemptions of Baskets, the timely liquidation of XRP and withdrawal of assets from the XRP Custodian even if the Sponsor determined that such liquidation was appropriate or suitable, or otherwise disrupt the Trust’s operations.
•
Certain privacy-preserving features have been or are expected to be introduced to digital asset networks. For example, some prominent contributors to other blockchain networks have proposed the concept of “privacy pools,” zero-knowledge proofs, and other privacy-preserving features. If any such features are introduced to the XRP Ledger, any trading platforms or businesses that facilitate transactions in XRP may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.
•
Users, protocol and application developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the XRP Ledger.

The Trust is not actively managed and will not have any formal strategy relating to the development of the XRP Ledger and will not attempt to avoid or mitigate losses caused by declines in the price of XRP.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy, and the stablecoin TerraUSD collapsed. These events caused a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest digital asset trading platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and numerous affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC. The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General brought charges against Gemini, Genesis Global Capital and numerous affiliates of Genesis Global Capital, and Digital Currency Group alleging violations of law relating to the Gemini Earn program. In May 2024, the Bankruptcy Court of the Southern District of New York approved a settlement of the charges with the Genesis entities.

These events resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset trading platforms, and custodians. In June 2023, the SEC brought charges against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the creation of the “Crypto Task Force.” The Crypto Task Force was to be dedicated to developing a comprehensive and clear regulatory framework for digital assets and was to be led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, each entered into a joint stipulation to dismiss the SEC’s lawsuit against them with prejudice.

The U.S. regulatory regime – namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the FDIC and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including XRP and digital asset markets. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require the Trust to comply with certain regulatory regimes, which could result in new costs for the Trust. The Trust may have to devote increased time and attention to regulatory matters, which could increase costs to the Trust. New laws, regulations and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including XRP, which could have a negative effect on the value of XRP, which in turn would have a negative effect on the value of the Trust’s Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or to the digital asset industry as a whole.

Blockchains utilizing consensus-based algorithms, such as the XRP Ledger, are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin network was mined in 2009, and the Bitcoin network has been in operation since then. The XRP Ledger uses a different consensus-based algorithm. While its proponents believe that such algorithms have advantages, such consensus mechanisms, and their associated digital assets (such as XRP) have not been tested at scale over as long of a period or been subject to as widespread use or adoption as, for example, the Bitcoin network’s proof-of-work consensus mechanism. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for validators, technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, could lead to outright failure to function entirely causing a total outage or disruption of network activity, or could cause the blockchains to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the consensus-based public ledger on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Risks Associated with XRP and the XRP Ledger

The value of the Shares relates directly to the price of XRP, which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the XRP held by the Trust and fluctuations in the price of XRP could adversely affect the value of the Shares. The market price of XRP may be highly volatile, and subject to a number of factors, including:

•
an increase in the XRP supply that is publicly available for trading;
•
manipulative trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may not be complying with existing regulations;
•
the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP Ledger;
•
forks in the XRP Ledger;
•
investors’ expectations with respect to interest rates and rates of inflation experienced by fiat currencies or digital assets (including, in particular, XRP);
•
consumer preferences and perceptions of XRP specifically and digital assets generally fiat currency withdrawal and deposit policies on digital asset trading platforms;
•
the liquidity of digital asset trading platforms and any increase or decrease in trading volume on digital asset trading platforms;
•
investment and trading activities of large investors that invest directly or indirectly in XRP;
•
a “short squeeze” resulting from speculation on the price of XRP, if aggregate short exposure exceeds the number of Shares available for purchase;
•
a final determination that XRP is a security or changes in XRP’s status under the federal securities laws;
•
monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of XRP as a form of payment or the purchase of XRP on digital asset trading platforms;
•
global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
fees associated with processing an XRP transaction and the speed at which transactions are settled on the XRP Ledger;
•
interruptions in service from or closures or failures of major digital asset trading platforms;
•
decreased confidence in digital asset trading platforms due to the unregulated nature and lack of transparency surrounding the operations of digital asset trading platforms;
•
increased competition from other forms of digital assets or payment services; and
•
the Trust’s own acquisitions or dispositions of XRP, since there is no limit on the number of XRP that the Trust may acquire.

In addition, there is no assurance that XRP will maintain its value in the long or intermediate term. In the event that the price of XRP declines, the Sponsor expects the value of the Shares to decline proportionately. The value of XRP as represented by the Pricing Benchmark or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of XRP has resulted, and may continue to result, in speculation regarding future appreciation in the price of XRP, inflating and making the price of XRP more volatile. As a result, XRP may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Pricing Benchmark and could adversely affect the value of the Shares.

XRP is a relatively new technological innovation with a limited operating history.

XRP has a relatively limited history of existence and operations. XRP began trading in 2012 and in the United States in 2013, with a temporary suspension on many exchanges from late 2020 to mid-2023. There is a limited established performance record for the price of XRP and, in turn, a limited basis for evaluating an investment in XRP. Although past performance is not necessarily indicative of future results, if XRP had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Trust.

Mathematical or technological advances could undermine the XRP Ledger’s consensus mechanism.

The XRP Ledger relies on cryptographic algorithms for various operations, including address generation, transaction verification and smart contract execution. It is possible that mathematical or technological advances, such as the development of quantum computers with significantly more power than computers presently available, could undermine or vitiate the cryptographic consensus mechanism underpinning the XRP blockchain. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of XRP and other digital assets. However, recent announcements by computer technology companies have suggested that quantum computing technology may be advancing faster than previously anticipated. For example, in February 2025, Microsoft announced its Majorana 1 chip, which is claimed to have the potential to support a one-million-qubit quantum computer. If quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like XRP. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the XRP Ledger becoming ineffective, which, if realized, could compromise the security of the XRP Ledger, or allow a malicious actor to compromise the wallets holding XRP owned by the Trust or others on the XRP Ledger, which would result in losses to Shareholders. While various actors in the XRP community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the XRP Ledger community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the XRP Ledger may be negatively affected. Such losses of functionality could lead to the XRP Ledger losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for XRP. Even if another digital asset other than XRP were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

A decline in the adoption of XRP or the XRP Ledger could negatively impact the Trust.

The Sponsor will not have any strategy relating to the development of XRP and the XRP Ledger. However, a lack of expansion in usage of XRP and the XRP Ledger could adversely affect an investment in Shares.

The further development and acceptance of the XRP Ledger, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance or usage of the XRP Ledger may adversely affect the price of XRP and therefore an investment in the Shares. The further adoption of XRP will require growth of the XRP Ledger. Adoption of XRP will also require an accommodating regulatory environment.

The use of digital assets such as XRP to, among other things, buy and sell goods or services or facilitate cross-border payments is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. The XRP Ledger is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve.

Today, there is limited use of XRP in the retail, commercial, or payments spaces, and, on a relative basis, speculators make up a significant portion of users. Certain merchants and major retail and commercial businesses have only recently begun accepting XRP and the XRP Ledger as a means of payment for goods and services. This pattern may contribute to outsized price volatility, which in turn can make XRP less attractive to merchants and commercial parties as a means of payment. A lack of expansion by XRP into retail and commercial markets or a contraction of such use may result in a reduction in the price of XRP, which could adversely affect an investment in the Trust.

In addition, there is no assurance that XRP will maintain its value over the long term. The price of XRP is subject to risks related to its usage. Even if growth in XRP Ledger adoption occurs in the near or medium term, there is no assurance that XRP usage will continue to grow over the long term. A contraction in use of XRP may result in increased volatility or a reduction in the price of XRP, which would adversely impact the value of the Shares.

The fixed supply of XRP may negatively impact the operation of the XRP Ledger.

Unlike other digital assets such as bitcoin or ether, XRP is not and was not mined gradually over time. Instead, all 100 billion XRP tokens were created at the time of the XRP Ledger’s launch in 2012. This means that every XRP token that exists today, or will ever exist, was generated from the outset of the XRP Ledger. As a result, there is no ability for the supply of XRP to be adjusted in response to economic conditions. For instance, there is no ability for the supply of XRP to be increased to meet rising demand, which could lead to price volatility. In addition, unlike blockchains that utilize “proof-of-work” or “proof-of-stake” where miners or stakers are rewarded with newly minted coins or tokens, XRP validators are not incentivized by block rewards since there is no new issuance of XRP.

Additionally, the fixed supply of XRP, combined with the burning of XRP (permanently destroyed) as transaction fees, could create deflationary pressure over time. A small amount of XRP is burned with every transaction to prevent spam on the network. While the amount of XRP burned per transaction is minuscule, over time, the total supply of XRP will slowly decrease. This could lead to a deflationary environment where the decreasing supply drives up the price of XRP, making it less practical as a medium of exchange. Additionally, as the total supply of XRP slowly shrinks due to burning, liquidity could become an issue in the distant future, potentially making it harder for businesses and users to access sufficient XRP for their transactions or for the Trust to operate.

The fixed supply of XRP could also contribute to price volatility, especially if demand fluctuates significantly. Since the supply of XRP is fixed, any significant surge in demand can result in large price spikes. For example, during periods of high market activity or speculation, the price of XRP could rapidly increase due to the inability to expand supply to match demand. This volatility could make XRP less predictable for businesses that rely on it for payments. Digital assets with a flexible supply, such as stablecoins, can adjust to maintain a stable value. XRP, however, could experience price swings that make it less attractive for everyday transactions or long-term financial planning.

The fixed supply of XRP may also not scale well with rapidly expanding use cases. As more businesses, financial institutions, and payment providers adopt XRP for cross-border transactions and other use cases, there is a risk that the fixed supply may not meet the growing demand, leading to supply shortages and further price volatility. In the case of massive adoption, the scarcity of XRP could raise its value too much, making it less appealing for day-to-day transactions or use as a liquidity bridge in cross-border payments, as businesses might prefer a more stable and widely available currency.

The significant holdings of XRP by Ripple Labs and other early stakeholders could have an adverse effect on the market price of XRP.

Ripple Labs holds a large portion of the XRP supply, which has led to concerns about centralization. Despite escrow mechanisms that gradually release XRP into the market, Ripple Labs still retains control over a significant portion of XRP, which can impact market dynamics if large amounts are sold. The concentration of XRP in the hands of Ripple Labs and early stakeholders has sometimes led to perceptions of centralization, which could affect the market’s confidence in XRP as a decentralized asset. It is widely believed, though unconfirmed, that early founders of Ripple Labs, including Chris Larsen and Jed McCaleb, still hold significant amounts of XRP. This concentration of ownership could give them disproportionate influence over the system’s governance. In addition, any perceived selling activity from wallets purportedly linked to these individuals or other early XRP stakeholders could have a negative impact on the price of XRP.

Competition from other consortia or private blockchains could have a negative impact on the price of XRP and adversely affect an investment in the Shares.

Many consortia and financial institutions that are potential XRP users are researching and investing resources into private or permissioned blockchain platforms that could compete with XRP to facilitate cross-currency transactions. Such initiatives, which include J.P. Morgan’s Onyx and Consensys’ Quorum, offer financial payment networks and have partnered with many financial institutions. However, unlike the XRP Ledger, these platforms do not necessarily require a native digital currency like XRP. In evaluating competing distributed ledger technologies, financial institutions may prefer permissioned blockchains without digital currencies over the XRP Ledger and XRP in the future. If financial institutions choose to use permissioned blockchains without digital currencies, the price of XRP may be negatively affected, which would adversely affect an investment in the Shares.

Any name change and any associated rebranding initiative may not be favorably received by the digital asset community, which could negatively impact the price of XRP and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on XRP. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand-name recognition or status that is comparable to the recognition or status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the price of XRP and the value of the Shares.

The Trust will not directly or indirectly participate in any staking program, and accordingly the Shareholders will not receive any staking rewards or other income.

The XRP Ledger does not use proof-of-stake validation. Accordingly, neither the Trust, nor the Sponsor, nor the XRP Custodian, nor any other person associated with the Trust will, directly or indirectly, engage in action where any portion of the Trust’s XRP becomes subject to proof-of-stake validation or is used to earn additional XRP or generate rewards or other income. Accordingly, the Trust may underperform other pooled investment vehicles that may participate in staking. Investors who seek to participate in staking rewards should consider other investment options.

The loss or destruction of a private key required to access XRP may be irreversible. The XRP Custodian’s loss of access to a private key associated with the Trust’s XRP could adversely affect an investment in the Shares.

Transfers of XRP among users are accomplished via XRP transactions (i.e., sending XRP from one user to another). The creation of an XRP transaction requires the use of a unique numerical code known as a “private key.” In the absence of the correct private key corresponding to a holder’s particular XRP, the XRP is inaccessible. The custody of the Trust’s XRP is handled by the XRP Custodian, and the transfer of XRP to and from Authorized Participants is directed by the Sponsor. The Sponsor has evaluated the procedures and internal controls of the Trust’s XRP Custodian to safeguard the Trust’s XRP holdings. If the XRP Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s XRP holdings, and the Trust’s private key(s) is(are) lost, destroyed or otherwise compromised and no backup of the private key(s) is(are) accessible, the Trust will be unable to access its XRP, which could adversely affect an investment in the Shares. In addition, if the Trust’s private key(s) is(are) misappropriated and the Trust’s XRP holdings are stolen, the Trust could lose some or all of its XRP holdings, which could adversely impact an investment in the Shares.

New competing digital assets may result in a reduction in demand for XRP, which could have a negative impact on the price of XRP and may have a negative impact on the performance of the Trust.

XRP faces significant competition from other digital assets, as well as from other technologies or payment forms, such as SWIFT, ACH, remittance networks, credit cards and cash. There is no guarantee that XRP will become a dominant form of cross-border payments, store of value or method of exchange.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of XRP and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, XRP and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, XRP. As a result of any of the foregoing factors, the price of XRP could decrease, which could adversely affect an investment in the Trust.

The price of XRP may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the XRP market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of XRP. Stablecoins are a relatively new phenomenon and it is impossible to know all of the risks that they could pose to participants in the XRP market. In addition, stablecoins are subject to evolving regulatory requirements in the United States. For example, on July 18, 2025, the U.S. President signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) into law, establishing a federal framework for certain “payment stablecoins,” and U.S. regulators have begun related implementation efforts (including requests for comment and other actions). The GENIUS Act includes provisions addressing the regulatory treatment of certain “payment stablecoins,” including provisions that may affect whether certain payment stablecoins are treated as “securities” under the federal securities laws. However, the scope and interpretation of these provisions and their application to particular stablecoin structures may evolve and may not cover all stablecoin products, programs, or arrangements.

In addition, some regulators have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for XRP, could cause artificial rather than genuine demand for XRP, artificially inflating the price of XRP, and also argue that those associated with certain stablecoins may be involved in laundering money or evading sanctions. On February 23, 2021, the New York Attorney General announced a settlement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In addition, in June 2025 the U.S. Department of Justice announced an action to recover approximately $225.3 million in USDT linked to alleged cryptocurrency investment scams, and in January 2026 the Department of Justice announced charges alleging that USDT and other crypto assets were used to launder proceeds of corruption. These and similar regulatory, supervisory, and law-enforcement actions may result in the freezing, seizure, delisting, or reduced utility of particular stablecoins, which could reduce liquidity in bitcoin markets and adversely affect the price of bitcoin and, in turn, the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the XRP market. While USDC is designed to maintain a stable value at US $1.00 at all times, on March 10, 2023, the value of USDC fell below US $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Since then, ISDC has generally traded near its intended $1.00 value, but it has experienced fluctuations. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares. In addition, implementation of the GENIUS Act and evolving U.S. stablecoin regulation could require stablecoin issuers and market participants to obtain licenses or approvals, satisfy reserve and disclosure requirements, or restrict certain activities, any of which could affect stablecoin availability and liquidity. An affiliate of the Sponsor also has a minority equity interest in the issuer of USDC.

Some stablecoins have been alleged to be securities under the federal securities laws and the regulatory status of stablecoins remains in flux. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin associated with the Binance ecosystem, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” However, on June 28, 2024, a federal judge dismissed, at the SEC's claim that BUSD was a security, stating that the SEC failed to credibly establish that BUSD was offered or sold as such. On May 29, 2025, the SEC filed a joint stipulation to dismiss, with prejudice, the civil enforcement action against Binance entities and founder Changpeng Zhao, and stated that the dismissal decision did not necessarily reflect the Commission’s position on other litigation or proceedings. In another example, in November 2023, the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. PayPal later disclosed that, in February 2025, the SEC communicated it was closing this inquiry without enforcement action.

More recently, in April 2025, the SEC’s Division of Corporation Finance staff issued a statement regarding “Covered Stablecoins,” expressing the staff view that the offer and sale of Covered Stablecoins does not involve the offer and sale of securities and that persons participating in the “minting” and redemption of Covered Stablecoins do not need to register such transactions with the Commission under the Securities Act. This staff statement is not a rule, does not bind the SEC or courts, and may be modified or withdrawn, and it does not address all stablecoin structures (including stablecoins offered with yield, profit-sharing, governance rights, or other investment-like features).

If a widely used stablecoin were determined not to qualify for (or otherwise to fall outside) the statutory and staff positions described above, or a stablecoin-related product or program were legally determined to be a security, this could trigger mass redemptions and broader instability in the digital asset market, negatively impacting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for XRP. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including XRP), regulatory changes affecting stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, and enforcement actions or sanctions targeting stablecoin-related activity could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the XRP market, and affect the price of XRP, and in turn impact an investment in the Shares.

Validators may cease participating in validating activities because they are provided no direct financial incentive to participate or because certain jurisdictions may limit or otherwise regulate validating activities, which could negatively impact the price of XRP and the value of the Shares.

Unlike many other blockchain networks, validators on the XRP Ledger are not directly compensated for their participation in the consensus process. Running a validator on the XRP Ledger is generally considered a voluntary contribution to the health and decentralization of the network. Participants run validators for reasons other than direct financial gain, such as supporting the network’s decentralization, ensuring its security, or for reputational benefits within the XRP community. However, because there is no financial incentive for entities or individuals to maintain validators, there is no guarantee that such entities or individuals will continue to do so. Additionally, entities or individuals running validators in certain jurisdictions may be limited or prohibited from continuing these activities as a result of regulation or governmental decree.

Validators ceasing operations or participation in the consensus mechanism would make the XRP Ledger more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process and security of the XRP Ledger may adversely affect the Trust’s investments in XRP. To the extent that a significant number of entities or individuals stop running validators, there would be serious negative consequences to the XRP Ledger’s functionality, security and overall existence.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the XRP Ledger, a buyer or seller of digital assets on a peer-to-peer basis directly on the XRP Ledger may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump-and-dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset were used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust or the Sponsor were to transact with a sanctioned entity, the Trust or the Sponsor would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for XRP. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or their respective affiliates could face civil or criminal liability, fines, penalties, or other punishments; be subject to investigation; have their assets frozen; lose access to banking services or services provided by other service providers; or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or could cause losses in value of the Shares.

The Trust and the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know-your-customer (“KYC”) laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and/or a thorough KYC process, such as the Authorized Participants, XRP Trading Counterparties, Prime Execution Agent and XRP Custodian. The Prime Execution Agent and XRP Custodian must undergo counterparty due diligence by the Sponsor. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Trust.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Execution Agent and XRP Custodian, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and as limited-purpose trust companies subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Trust will not hold any XRP except that which has been delivered by approved XRP Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating XRP deposits to, and withdrawals from, the Trust’s Trading Balance, as required by law.

The Prime Execution Agent and XRP Custodian have adopted and implemented anti-money laundering and sanctions compliance programs that provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Prime Execution Agent and XRP Custodian perform screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the XRP Custodian’s and Prime Execution Agent’s blockchain analytics screening programs, any XRP that is delivered to the Trust XRP Accounts or the Trust’s Trading Balance will undergo screening designed to assess whether the origins of that XRP are illicit.

The Prime Execution Agreement provides, among others, that if the Prime Execution Agent conducts blockchain analytics screening on an XRP transaction deposited by an Authorized Participant and such screening results in the XRP transaction being suspected or determined to be in violation of certain applicable sanctions laws, the Prime Execution Agent and its affiliates, including the XRP Custodian, will (a) block or reject the deposit of such XRP into the Trust’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Trust if any fund movement between an Authorized Participant’s account at the Prime Execution Agent and the Trust’s account(s) involves such XRP, so long as permitted by applicable law.

However, there is no guarantee that such procedures will always prove to be effective or that the Prime Execution Agent and its affiliates will always perform their obligations. Such screening may also result in the XRP identified by such screening being blocked or frozen by the Prime Execution Agent, and thus made unavailable to the Trust. Moreover, the Prime Execution Agreement and XRP Custody Agreement require the Trust to attest that it has performed its own due diligence on the XRP Trading Counterparties it has contracted with to source XRP from and has confirmed that the XRP Trading Counterparties have implemented policies, procedures and controls designed to comply with applicable anti-money laundering and applicable sanctions laws. Although the Sponsor arranges for such diligence to be performed, including by the Trust’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. XRP Trading Counterparties represent to the Sponsor that they conduct due diligence on their own counterparties from whom they source the XRP they deposit with the Trust, and that they have formed a reasonable belief that such XRP being transferred by the XRP Trading Counterparty to the Trust was not derived from, or associated with, unlawful or criminal activity. However, there is the risk that XRP Trading Counterparties may not conduct sufficient due diligence processes on the sources of their XRP or that their representations to the Sponsor may turn out to be inaccurate, which could cause the Trust to suffer a loss. If the Authorized Participants or XRP Trading Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s procedures or diligence proves to be ineffective, violations of such laws could result, which could result in regulatory liability for the Trust or the Sponsor under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Execution Agent and its affiliates, including the XRP Custodian, under the Prime Execution Agreement and XRP Custody Agreement. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

A temporary or permanent “fork” of the XRP Ledger could adversely affect the value of the Shares.

A fork in the XRP Ledger could adversely affect the value of the Shares or the ability of the Trust to operate. A hard fork could also adversely affect the price of XRP at the time of announcement or adoption, or subsequently. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. If the hard fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the XRP Ledger and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that would ultimately end up as the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, the Ethereum network “forked” into ether and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to siphon approximately $60 million of ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic,” with the digital asset on that blockchain now referred to as “ETC.” ETC now trades on several digital asset trading platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset and associated network with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of ether and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum network and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum network trading platforms through at least October 2016. An Ethereum network trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to a fracturing of the network. After a hard fork, it may become easier for an individual validator or validating pool’s power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, making it more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of XRP at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. Following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell-off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational, security, legal or regulatory, or other risks for the Trust, the Sponsor, the XRP Custodian, Authorized Participants, or other entities.

The only digital asset that will be held by the Trust is XRP. If XRP were to fork into two digital assets, the Trust may hold, in addition to its existing XRP balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, the Pricing Benchmark does not track forks involving XRP. The Trust may receive or claim rights to any digital assets created by a fork of the XRP Ledger that are supported by the Custodian and for which the Trust’s trading counterparties support a secondary market. Furthermore, the Pricing Benchmark does not track airdrops involving XRP or the XRP Ledger. Accordingly, the Trust will disclaim, and the Sponsor will cause the Trust to irrevocably abandon, all rights to digital assets airdropped to holders of XRP. By investing in the Trust rather than directly in XRP, you forgo potential economic benefits associated with airdrops. Before the Trust claims any digital asset resulting from a fork in the XRP Ledger or an airdrop (other than XRP), the Trust would need to seek and obtain certain regulatory approvals, including approval of an application by the Exchange to amend its listing rules. If such approvals are not obtained, the Sponsor will cause the Trust to irrevocably abandon such digital asset.

In the event of a hard fork of the XRP Ledger, the Sponsor will, pursuant to the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the XRP Ledger, the Sponsor will use its discretion to determine, promptly and in good faith, which digital asset network, among a group of incompatible forks of the XRP Ledger, is generally accepted as the XRP Ledger and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then-relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of XRP, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, and validator and community engagement with, the XRP Ledger, along with market capitalization and trading activity. There is no guarantee that the Sponsor will choose the cryptocurrency that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the XRP Custodian, security vendors and the Benchmark Provider on what is generally accepted as XRP and should therefore be considered “XRP” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In the event of a hard fork of the XRP Ledger, the XRP Custodian’s operations may be interrupted or subject to additional security risks that could disrupt the Trust’s ability to process creations and redemptions of Shares or otherwise threaten the security of the Trust’s XRP holdings.

In the event of a hard fork of the XRP Ledger, the XRP Custodian may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer XRP on the XRP Custodian’s platform. Such a delay may be intended to permit the XRP Custodian to assess the resulting versions of the XRP Ledger, to determine how best to securely “split” the XRP from the Forked Asset, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put XRP Custodian assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which the XRP Custodian’s operations are halted.

In addition, any losses experienced by the XRP Custodian due to a hard fork, including due to replay attacks or technological errors in assessing the fork, could have a materially adverse impact on an investment in the Shares.

Shareholders may not receive the benefits of any forks or “airdrops.”

In addition to forks, a digital asset, including XRP, may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Such airdrops are not uncommon on the XRP Ledger. Airdrops may be conducted by sending a token to the holders of set amounts of XRP or to particular public addresses on the XRP Ledger. Airdrops may involve a user being entitled to claim tokens on a decentralized application, second-layer network or entirely separate digital asset network. A user entitled to receive airdrops may be required to take little or significant actions in order to receive such airdropped tokens. Shareholders may not receive the benefits of any forks; the Trust may not choose, or be able, to participate in an airdrop; and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain.

A right to receive any such benefit of a fork or airdrop is referred to as an “Incidental Right” and any digital asset acquired through an Incidental Right is known as an “IR Assets.” Pursuant to the Trust Agreement, the Trust has explicitly disclaimed all Incidental Rights and IR Assets. Such assets are not considered assets of the Trust at any point in time and will not be taken into account for purposes of determining the Trust’s NAV and the NAV per Share.

Pursuant to the Trust Agreement, to the extent that the Trust involuntarily receives such assets in a Trust wallet, it will, as soon as practicable and, if possible, immediately, distribute such assets to the Sponsor. Once such assets have been acquired, the Sponsor may take any lawful action necessary or desirable in connection with its acquisition thereof. In the event that the Sponsor decides to sell the Incidental Right(s) and/or IR Asset(s), it will seek to do so for cash. This may be a sale of the Incidental Right(s) and/or IR Asset(s) directly in exchange for cash, or in exchange for another digital asset that may subsequently be exchanged for cash. The Sponsor would then contribute that cash back to the Trust, which in turn would distribute the cash to the Depository Trust Company (“DTC”) to be distributed to Shareholders in proportion to the number of Shares owned.

Although the Sponsor intends, if possible, to arrange for the sale of any Incidental Right(s) and/or IR Asset(s) it receives from the Trust and subsequently contribute such cash proceeds back to the Trust, it is under no obligation to do so. There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, the Sponsor’s ability to realize a benefit from any such Incidental Right(s) and/or IR Asset(s). The Sponsor may choose to evaluate any such fork, airdrop or similar occurrence on a case-by-case basis in consultation with its legal advisers, tax consultants and custodian. In determining whether to attempt to acquire and/or retain any Incidental Right(s) and/or IR Asset(s), the Sponsor expects to take into consideration whatever factors it deems relevant in its discretion, including, without limitation:

•
the availability of a safe and practical way to take custody of the Incidental Right or IR Asset;
•
the cost or operational burden of taking possession and/or maintaining ownership of the Incidental Right or IR Asset and whether such cost or burden exceeds the benefits of owning such Incidental Rights or IR Asset or the proceeds that would be realized from a sale thereof;
•
whether there are any legal or regulatory restrictions on or risks or consequences arising from, or tax implications with respect to, the acceptance, retention, ownership, sale, transfer, abandonment, distribution or disposal or disposition of the Incidental Right or IR Asset, regardless of whether there is a safe and practical way to take custody of and secure such Incidental Right or IR Asset;
•
the existence of a suitable market into which the Incidental Right or IR Asset may be sold; and
•
whether claiming, owning, selling, or otherwise taking any action in respect of Incidental Right or IR Asset may create legal or regulatory risks, liability, or burdens of any kind for the Sponsor (including, without limitation, if such Incidental Right or IR Asset is, or may be, a security under federal securities laws or a commodity interest under the Commodity Exchange Act).

The Sponsor is under no obligation to realize any economic benefit from any Incidental Right(s) and/or IR Asset(s) it receives from the Trust. The Sponsor may instead determine, in its sole discretion, to abandon such Incidental Rights or IR Assets permanently and irrevocably for no consideration. Before the Trust claims any Incidental Right(s) and/or IR Asset(s) resulting from a fork or airdrop on the XRP Ledger (other than XRP), the Trust would need to seek and obtain certain regulatory approvals, including approval of an application by the Exchange to amend its listing rules.

If a malicious actor obtains control of more than 80% of the validating nodes on the XRP Ledger, or otherwise obtains control over the XRP Ledger through its influence over trusted validators or otherwise, such actor could manipulate the XRP Ledger, which could adversely affect the value of the Shares or the ability of the Trust to operate.

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the XRP Ledger contains certain vulnerabilities. The XRP Ledger relies on a decentralized network of validator nodes that agree on the order and validity of transactions. These nodes form the backbone of the consensus process. Each validator node maintains a Unique Node List, which is a list of other validators it trusts. For a malicious actor to take over, they would need to control a significant portion of the validators on the majority of these UNLs. To successfully alter the ledger, the malicious actor would likely need to control more than 80% of the validator nodes or the voting power on the most widely used UNLs.

If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network (i.e., those on the commonly used UNLs). This could involve hacking, bribery, deception or coercion.

Compared to other digital asset networks such as the Bitcoin network and Ethereum network, the XRP Ledger relies on a relatively small number of validators, and each validator maintains a UNL that is an even smaller subset of the validators. While this helps maintain a fast and efficient network, it could expose the XRP Ledger to additional vulnerabilities. For example, a malicious actor could attempt a “Sybil” attack whereby it would attempt to gain the trust of existing validators using a large number of fake identities. Such an attack would be difficult to execute because human intervention would be required for the malicious validators to become trusted, but the risk is made greater by the small number validators included on each validator’s UNL.

A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

In April 2025, a malware attack was discovered in a widely used open-source JavaScript library associated with the XRP Ledger. The malicious code was inserted through a supply chain vulnerability and had the potential to compromise applications built using the affected library. While the core XRP Ledger protocol and validator infrastructure were not directly compromised, some third-party applications that integrated the compromised library may have been exposed to risks, including unauthorized access to user data and disruption of application functionality. The vulnerability was identified and remediated by the developer community shortly after discovery, and no material exploitation of the malware has been publicly confirmed. However, the incident highlights the XRP Ledger’s reliance on third-party software components. Future incidents of a similar nature could adversely affect confidence in the XRP Ledger, disrupt applications that interface with the XRP Ledger, impair network reliability, or otherwise negatively impact the value of the Shares or the Trust’s ability to operate.

The digital asset trading platforms on which XRP trades are relatively new and largely unregulated or may not be complying with existing regulations.

Digital asset markets, including spot markets for XRP, are growing rapidly. The digital asset trading platforms through which XRP and other digital assets trade are new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of XRP for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring XRP from a personal account to a third party’s account.

Digital asset trading platforms do not appear to be subject to, or may not comply with, regulation in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, are unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Digital asset trading platforms may be out of compliance with existing regulations.

As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as XRP on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset trading platforms or may not exist at all. Consequently, the marketplace may lose confidence in, or may experience problems relating to, these venues.

No digital asset trading platform on which XRP trades is immune from these risks. The closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the XRP Ledger and can slow down the mass adoption of XRP. Further, digital asset trading platform failures or the failure of any other major component of the overall XRP ecosystem can have an adverse effect on XRP markets and the price of XRP, and could therefore have a negative impact on the performance of the Trust.

Negative perception, a lack of stability in the digital asset trading platforms, manipulation of XRP trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in XRP generally and result in greater volatility in the market price of XRP and the Shares of the Trust. Furthermore, the closure or temporary shutdown of an XRP trading platform may impact the Trust’s ability to determine the value of its XRP holdings or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares.

Digital asset trading platforms may be exposed to security breaches.

The nature of the assets held at XRP trading platforms makes them appealing targets for hackers and a number of XRP trading platforms have been victims of cybercrimes. Over the past several years, some digital asset trading platforms have been closed due to security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences both for users of digital asset trading platforms and for the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased by more than 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-e, a now-defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, the Japanese digital asset trading platform, Coincheck was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset trading platform Bitgrail was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset trading platforms, Binance, was hacked, resulting in losses of approximately $40 million.

Digital asset trading platforms may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others, (1) “wash trading”; (2) persons with a dominant position in XRP manipulating XRP pricing; (3) hacking of the XRP

Ledger and trading platforms; (4) malicious control of the XRP Ledger; (5) trading based on material, nonpublic information (for example, plans of market participants to significantly increase or decrease their holdings in XRP, new sources of demand for XRP, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at XRP trading platforms.

Over the past several years, a number of digital asset trading platforms have been closed or faced issues due to fraud. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms.

In 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and Bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

In November 2022, FTX, one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300 million to $600 million of digital assets were removed from FTX. The full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. In February 2025, approximately $1.5 billion of ether was stolen from the Dubai-based Bybit exchange. Bybit claims the hack occurred when the company was making a routine transfer of ether from an offline “cold” wallet to a hot wallet, with attacker suspected to be agents of North Korea exploiting security controls to gain control of the assets.

The potential consequences of a digital asset trading platform’s failure or failure to prevent market manipulation could adversely affect the value of the Shares. Any market abuse, and a loss of investor confidence in XRP, may adversely impact pricing trends in XRP markets broadly, as well as an investment in Shares of the Trust.

Digital asset trading platforms may be exposed to wash trading.

Digital asset trading platforms on which XRP trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

In the United States, there have been allegations of wash trading even on regulated trading venues. Any actual or perceived false trading in the digital asset trading venue market, and any other fraudulent or manipulative acts and practices, could adversely affect the price of XRP and/or negatively affect the market perception of XRP.

To the extent that wash trading either occurs or appears to occur on trading platforms on which XRP trades, investors may develop negative perceptions about XRP and the digital assets industry more broadly, which could adversely impact the price

XRP and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

Digital asset trading platforms may be exposed to front-running.

Digital asset trading platforms on which XRP trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized digital asset trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulation of gas prices or timestamps, also known as slow matching. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

Momentum pricing.

The market price of XRP is not based on any kind of claim, nor is it backed by any physical asset. Instead, the market value depends in part on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market price of XRP and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, XRP may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of XRP and, in turn, an investment in the Trust.

The value of XRP as represented by the Pricing Benchmark may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of XRP has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the price of XRP, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in Trust.

Some market observers have asserted that in time, the value of digital assets will fall to a fraction of their current value, or even to zero. XRP has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

Political or economic crises may motivate large-scale sales of XRP, which could result in a reduction in the price of XRP and adversely affect an investment in the Shares.

As an alternative to fiat currencies that are backed by central governments, XRP is subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of XRP, either globally or locally. Large-scale sales of XRP would result in a reduction in its price and adversely affect an investment in the Shares.

Ownership of XRP is pseudonymous, and the supply of accessible XRP is unknown. Entities with substantial holdings in XRP may engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, which could result in a reduction in the price of XRP and adversely affect an investment in the Shares.

There is no registry showing which individuals or entities own XRP or the quantity of XRP that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early XRP adopters hold a significant proportion of the XRP that has been created to date. There are no regulations in place that would prevent a large holder of XRP from selling XRP it holds. To the extent such large holders of XRP engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, it could result in a reduction in the price of XRP and adversely affect an investment in the Shares.

Irrevocable nature of blockchain-recorded transactions.

XRP transactions recorded on the XRP Ledger are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the XRP Ledger’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of XRP or a theft of XRP generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Trust’s XRP could be transferred from custody accounts in incorrect quantities or to unauthorized third parties. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party that has received the Trust’s XRP through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred XRP. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

A disruption of the internet may affect XRP Ledger operations, which may adversely affect the XRP industry and an investment in the Trust.

The XRP Ledger relies on the internet. A significant disruption of internet connectivity could disrupt the XRP Ledger’s functionality until such disruption is resolved. A disruption in the internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers.

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and validators are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the XRP Ledger, participants may lose faith in the security of XRP, which could affect XRP’s value and consequently the value of the Shares.

Any internet failures or internet connectivity-related attacks that impact the ability to transfer XRP could have a material adverse effect on the price of XRP and the value of an investment in the Shares.

Potential amendments to the XRP Ledger’s protocols and software could, if accepted and authorized by the XRP Ledger community, adversely affect an investment in the Trust.

Development and maintenance of the source code for the XRP Ledger is largely driven by a community of developers and contributors. Ripple Labs is influential, for example, as it employs a team of engineers and developers who contribute significantly to the core codebase of the XRP Ledger. The XRP Ledger Foundation is also influential as it relates to the development and governance of the XRP Ledger. The XRP Ledger Foundation is an independent organization established to support the development and adoption of the XRP Ledger. While Ripple Labs remains a key contributor, the XRP Foundation aims to ensure that the ledger remains open and decentralized, promoting transparency and inclusivity in its governance and development. Being an open-source project, the XRP Ledger also has contributions from independent developers and other entities interested in its success. These community contributors can propose changes, submit pull requests, and report issues on the XRP Ledger’s GitHub repository.

Any of these parties can propose amendments to the XRP Ledger’s source code that, if accepted by validators and users, could alter the protocols and software of the XRP Ledger and the properties of XRP. These alterations would occur through software upgrades and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new XRP or changes to the XRP supply, which could undermine the appeal and market price of XRP. Alternatively, software upgrades and other changes to the protocols of the XRP Ledger could fail to work as intended or could introduce bugs, coding defects or flaws, or security risks, or they could otherwise adversely affect the speed, security, usability, or value of the XRP Ledger or XRP. As a result, the XRP Ledger could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Trust.

Decentralized governance of the XRP Ledger could have a negative impact on the performance of the Trust.

Governance of decentralized networks, such as the XRP Ledger, is achieved through voluntary consensus and open competition. In other words, the XRP Ledger has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect XRP’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. To the extent lack of clarity in corporate governance of the XRP Ledger leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

Double-spending risks.

The XRP Ledger is designed to be resistant to double-spending risks through its consensus algorithm. The consensus protocol ensures that once a transaction is confirmed by a supermajority of trusted validators, it is immutable and cannot be reversed. This immediate finality is a key defense against double-spending. Additionally, transactions on the XRP Ledger are atomic, meaning they are either fully executed or not executed at all. This prevents any partial completion that could lead to inconsistencies or double-spending. Nonetheless, if the consensus mechanism fails (e.g., due to a significant portion of validators being compromised), conflicting transactions could potentially be validated by different parts of the network. Additionally, if a malicious actor controlled or colluded with a supermajority of validators, they could attempt to manipulate the ledger to allow a double spend. However, this would require controlling or influencing over 80% of the trusted validators on the majority of UNLs (Unique Node Lists), which is considered highly improbable given the decentralized nature of the validators. A highly sophisticated network attack that isolates parts of the network could theoretically lead to inconsistent views of the ledger. However, this would require an advanced and coordinated effort, and even then, the network’s design aims to prevent such scenarios from resulting in double-spends.

Flaws in source code.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying XRP could prove to be flawed or ineffective, or developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing, could make cryptography ineffective. In any of these circumstances, a malicious actor may be able to steal XRP held by others, which could adversely affect the demand for XRP and therefore adversely impact the price of XRP and the value of the Shares. Even if a digital asset other than XRP were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including XRP, and therefore adversely affect the value of the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in XRP could have a negative impact on the price of XRP and adversely affect the value of the Shares.

As of December 31, 2025, XRP was believed to be the 4th largest digital asset by market capitalization of the more than 17,000 digital assets tracked across over 1,700 exchanges. Many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the XRP Ledger. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as XRP, Avalanche or Cardano, could have a negative impact on the demand for, and price of, XRP and thereby adversely affect the value of the Shares.

Investors may invest in XRP through means other than the Shares, including through direct investments in XRP and other potential financial vehicles, possibly including securities backed by or linked to XRP and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in XRP directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of XRP are formed and represent a significant proportion of the demand for XRP, large creations or redemptions of the securities of these digital asset financial vehicles, or private funds holding XRP, could negatively affect the Pricing Benchmark, the Trust’s XRP holdings, the price of the Shares, and the NAV of the Trust.

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded XRP products. If the SEC were to approve many or all of the currently pending applications for such exchange-traded XRP products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. The Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a substandard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of XRP.

Congestion or delay in the XRP Ledger may negatively impact the Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion in the XRP Ledger. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the XRP Ledger. Any delay in the XRP Ledger could affect the Sponsor’s, an Authorized Participant’s or an Authorized Participant Designee’s ability to buy or sell XRP Ledger at an advantageous price resulting in decreased confidence in the XRP Ledger. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the XRP Ledger and the value of the Trust would be adversely affected.

Risks Associated with the Pricing Benchmark, XRR and CME XRP Real Time Price

The Pricing Benchmark, XRR and CME XRP Real Time Price each have a limited history.

The Pricing Benchmark, which was introduced on July 29, 2024, is based on materially the same methodology (except calculation time) as the XRR, which was first introduced on November 16, 2017. The Pricing Benchmark and the XRR have a limited history and their value is an average composite reference rate calculated using volume-weighted trading price data from the Constituent Platforms. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess Pricing Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Pricing Benchmark, including the Constituent Platforms that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take into consideration the needs of the Trust, the Shareholders, or anyone else in connection with such changes. There is no guarantee that the methodology currently used in calculating the Pricing Benchmark will appropriately track the price of XRP in the future. Neither the CME Group nor the Benchmark Provider has any obligation to take into consideration the needs of the Trust or the Shareholders in determining, composing, or calculating the Pricing Benchmark or in the selection of the Constituent Platforms used. The Constituent Platforms are chosen by the Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee.

Although the Pricing Benchmark is intended to accurately capture the market price of XRP, third parties may be able to purchase and sell XRP on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. Moreover, there may be variances in the price of XRP on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Pricing Benchmark provides a U.S. dollar-denominated price of XRP based on the volume-weighted price of XRP on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform may not be equal to the price of XRP as represented by the Pricing Benchmark. It is possible that the price of XRP on the Constituent Platforms could be materially higher or lower than the Pricing Benchmark price. To the extent the Pricing Benchmark price differs materially from the actual prices available on a Constituent Platform, or from the global market price of XRP, the price of the Shares may no longer track, whether temporarily or over time, the global market price of XRP, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of XRP. To the extent such prices differ materially from the Pricing Benchmark price, investors may lose confidence in the Shares’ ability to track the market price of XRP, which could adversely affect the value of the Shares.

The pricing sources (Constituent Platforms) used by the Pricing Benchmark are digital asset trading venues that facilitate the buying and selling of XRP and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or the CFTC and they do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of XRP may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of XRP used in Pricing Benchmark calculations and, therefore, could adversely affect the XRP price as reflected by the Pricing Benchmark.

The Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee, may remove or add Constituent Platforms in the future at its discretion.

The Pricing Benchmark is based on various inputs which may include price data from various third-party digital asset trading platforms. Neither the CME Group nor the Benchmark Provider guarantees the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

The Trust utilizes the Pricing Benchmark to establish its NAV and NAV per Share. In the event that the Pricing Benchmark is incorrectly calculated, is not timely calculated or changes its calculation methodology in the future, such an occurrence may adversely impact an investment in the Shares or the Trust’s operations.

The CME XRP Real Time Price also has a limited history and shares some of the same structural and methodological features and risks as the Pricing Benchmark. The Trust utilizes the CME XRP Real Time Price to establish its ITV. While investors are capable of assessing the intra-day movement of the price of the Shares and the XRP market price of XRP, Shareholders may use the ITV as a data point in their assessment of the value of the Shares. In the event that the CME XRP Real Time Price is incorrectly calculated, is not timely calculated or changes its calculation methodology in the future, such an occurrence may adversely impact the utility of the ITV to Shareholders.

Although the Pricing Benchmark and CME XRP Real Time Price are designed to accurately capture the market price of XRP, third parties may be able to purchase and sell XRP on public or private markets not included among the Constituent Platforms of the Pricing Benchmark and CME XRP Real Time Price, and such transactions may take place at prices materially higher or lower than the level of the Pricing Benchmark used to establish the NAV. To the extent such prices differ materially from the level of the Pricing Benchmark used to establish the NAV, investors may lose confidence in the Shares’ ability to track the market price of XRP, which could adversely affect an investment in the Shares.

The Benchmark Provider could experience systems failures or errors.

If the computers or other facilities of the Benchmark Provider, data providers and/or relevant stock exchange malfunction for any reason, calculation and dissemination of the Pricing Benchmark may be delayed. Errors in Pricing Benchmark data, the Pricing Benchmark computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to errors in the Pricing Benchmark, which may lead to a different investment outcome for the Trust and its Shareholders than would have been the case had such events not occurred. The Pricing Benchmark is the reference price for calculating the Trust’s NAV. Consequently, losses or costs associated with the Pricing Benchmark’s errors or other risks described above will generally be borne by the Trust and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing.

If the Pricing Benchmark is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. If the Pricing Benchmark is not available, or if the Sponsor determines, in its sole discretion, that the Pricing Benchmark does not reflect an accurate XRP price, the Trust’s holdings may be “fair valued” in accordance with the valuation policies approved by the Sponsor. Those valuation policies stipulate that when seeking to fair value XRP, the Sponsor may apply all available factors the Sponsor deems relevant at the time of the determination, and may be based on analytical values determined by the Sponsor using third-party valuation models. Pursuant thereto, the Sponsor expects to utilize a volume-weighted average price or volume-weighted median price of XRP provided by a secondary pricing source (“Secondary Source”). If a Secondary Source is not available or the Sponsor in its sole discretion determines the Secondary Sources are unreliable, the price set by the Trust’s principal market as of 4:00 p.m. ET, on the valuation date would be considered for utilization. In the event the principal market price is not available or the Sponsor in its sole discretion determines the principal market valuation is unreliable the Sponsor will use its best judgment to determine a good faith estimate of fair value based upon all available factors. The Sponsor does not anticipate that the need to “fair value” XRP will be a common occurrence.

To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of XRP, the price of the Shares may no longer track, whether temporarily or over time, the global market price of XRP, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of XRP. To the extent such prices differ materially from the market price for XRP, investors may lose confidence in the Shares’ ability to track the market price of XRP, which could adversely affect the value of the Shares. The Sponsor does not anticipate that the need to “fair value” XRP will be a common occurrence.

The Pricing Benchmark could fail to track the global XRP price, and a failure of the Pricing Benchmark could adversely affect the value of the Shares.

Although the Pricing Benchmark is intended to accurately capture the market price of XRP, third parties may be able to purchase and sell XRP on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. Moreover, there may be variances in the price of XRP on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Pricing Benchmark provides a U.S. dollar-denominated composite for the price of XRP based on the volume-weighted price of XRP on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the price of XRP as represented by the Pricing Benchmark. It is possible that the price of XRP on the Constituent Platforms could be materially higher or lower than the Pricing Benchmark price. To the extent the Pricing Benchmark price differs materially from the actual prices available on a Constituent Platform, or from the global market price of XRP, the price of the Shares may no longer track, whether temporarily or over time, the global market price of XRP, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of XRP. To the extent such prices differ materially from the Pricing Benchmark price, investors may lose confidence in the Shares’ ability to track the market price of XRP, which could adversely affect the value of the Shares.

The Sponsor can discontinue using the Pricing Benchmark and use a different pricing or valuation methodology instead.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Benchmark price of XRP differs materially from the global market price of XRP and/or that third parties are able to purchase and sell XRP on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Benchmark, it will provide Shareholders with notice in a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Pricing Benchmark price used to calculate the value of the Trust’s XRP may be volatile, adversely affecting the value of the Shares.

The price of XRP on public digital asset trading platforms has a limited history, and during this history, XRP prices on the digital asset markets more generally, and on digital asset trading platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Pricing Benchmark is designed to limit exposure to the interruption of individual digital asset trading platforms, the Pricing Benchmark price, and the price of XRP generally, remains subject to volatility experienced by digital asset exchanges, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset trading platforms is limited, the Pricing Benchmark will necessarily be composed of a limited number of digital asset trading platforms. If a digital asset trading platform were subjected to regulatory, volatility or other pricing issues, the Benchmark Provider would have limited ability to remove such digital asset trading platform from the Pricing Benchmark, which could skew the price of XRP as represented by the Pricing Benchmark. Trading on a limited number of digital asset trading platforms may result in less favorable prices and decreased liquidity of XRP and, therefore, could have an adverse effect on the value of the Shares.

The Pricing Benchmark price being used to determine the NAV of the Trust may not be consistent with GAAP. To the extent that the Trust’s financial statement is determined using a different pricing source that is consistent with GAAP, the NAV reported in the Trust’s periodic financial statement may differ, in some cases significantly, from the Trust’s NAV determined using the Pricing Benchmark pricing.

The Trust will determine the NAV of the Trust on each business day based on the value of XRP as reflected by the Pricing Benchmark. The methodology used to calculate the Pricing Benchmark price to value XRP in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Pricing Benchmark is deemed inconsistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statement. Creation and redemption of Baskets, the Sponsor Fee and other expenses borne by the

Trust will be determined using the Trust’s NAV determined daily based on the Pricing Benchmark. Such NAV of the Trust determined using the Pricing Benchmark price may differ, in some cases significantly, from the NAV reported in the Trust’s periodic financial statement.

Risks Related to Pricing.

The Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the Pricing Benchmark. The price of XRP in U.S. dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s XRP holdings as reflected in the Pricing Benchmark. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility; trading activity; the closing of XRP trading platforms due to fraud, failure, security breaches or otherwise; and the fact that supply-and-demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply-and-demand forces influencing the market price of XRP.

Shareholders also should note that the size of the Trust in terms of total XRP held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s XRP holdings or XRP holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Risks Associated with Investing in the Trust

Investment-Related Risks.

Investing in XRP and, consequently, the Trust, is speculative. The price of XRP is volatile, and market movements of XRP are difficult to predict. Supply-and-demand changes rapidly are affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objective or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The Trust is subject to market risk.

Market risk refers to the risk that the market price of XRP held by the Trust will rise or fall, sometimes rapidly or unpredictably. An investment in the Shares is subject to market risk, including the possible loss of the entire principal of the investment.

Different from directly owning XRP.

The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased XRP directly. The differences in performance may be due to factors such as fees and transaction costs. Investors will also forgo certain rights conferred by owning XRP directly, such as the right to claim airdrops. See “RISK FACTORS—Risks Associated with Investing in the Trust—Shareholders may not receive the benefits of any forks or “airdrops.””

The Trust is a passive investment vehicle. The Trust is not actively managed and will be affected by a general decline in the price of XRP.

The Sponsor does not actively manage the XRP held by the Trust. This means that the Sponsor does not sell XRP at times when its price is high, or acquire XRP at low prices with the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional XRP investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Shares.

The value of the Shares may be influenced by a variety of factors unrelated to the price of XRP.

The value of the Shares may be influenced by a variety of factors unrelated to the price of XRP that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of XRP have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust XRP Accounts with the XRP Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy-enhancing features to the XRP Ledger may increase the potential for XRP to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

Liquidity risk.

The Trust’s and the Authorized Participants’ ability to buy or sell XRP may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that an XRP spot market or governmental authority may suspend or restrict trading in XRP altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting XRP or other issues affecting counterparties. XRP is a relatively new asset with a very limited trading history. Therefore, the markets for XRP may be less liquid and more volatile than other markets for more established products.

The NAV may not always correspond to the market price of XRP and, as a result, Baskets may be created or redeemed at a value that is different from the market price of the Shares.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s XRP holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility; trading activity; the closing of digital asset trading platforms due to fraud, failure, security breaches or otherwise; and the fact that supply-and-demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply-and-demand forces influencing the market price of XRP.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share, although some creations and redemptions may take place in-kind, and the Trust will therefore maintain its intended fractional exposure to a specific amount of XRP per Share.

Shareholders also should note that the size of the Trust in terms of total XRP held may change substantially over time and as Baskets are created and redeemed.

When acquiring XRP in connection with a Cash Creation Order, it is possible that the Trust will pay a higher price for XRP than the value ascribed to XRP by the Pricing Benchmark, the rate used to calculate the Trust’s NAV. This is known as “slippage.” While transactions in any asset are subject to the risk of slippage, it is possible that transactions in digital assets may be more susceptible. The Trust seeks to minimize the risk of slippage by basing the amount of cash an Authorized Participant is required to deposit to consummate a Cash Creation Order for Baskets on the price the Trust actually paid for the XRP rather than on the value of XRP ascribed by the Pricing Benchmark. Nonetheless, there can be no guarantee that the Trust will not be negatively affected by slippage from time to time.

The Shares may trade at a discount or premium in the trading price relative to the NAV as a result of non-concurrent trading hours between the Exchange and digital asset trading platforms. Non-concurrent trading hours may also result in the Shares gapping at the open of trading on the Exchange.

The value of a Share may be influenced by non-concurrent trading hours between the Exchange and various digital asset trading platforms, including the Constituent Platforms of the Pricing Benchmark. Additionally, Shares may be traded at other times and in other venues. While U.S. equity markets are open for trading in the Shares for a limited period each day, the XRP market is a 24-hour marketplace; however, trading volume and liquidity on the XRP market are not consistent throughout the day and digital asset trading platforms, including the larger-volume markets, have been known to shut down temporarily or permanently due to security concerns, directed denial-of-service attacks and other reasons. As a result, during periods when U.S. equity markets are open but large portions of the XRP market are either lightly traded or are closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the NAV. Premiums or discounts may have an adverse effect on an investment in the Shares if a Shareholder sells or acquires its Shares during a period of discount or premium, respectively.

During periods when U.S. equity markets are closed but digital asset trading platforms are open, significant changes in the price of XRP could result in a difference in performance between the price of XRP and the most recent Share price. To the extent that the price of XRP moves significantly in a negative direction after the close of U.S. equity markets, the trading price of the Shares may “gap” down to the full extent of such negative price shift when U.S. equity markets reopen. To the extent that the price of XRP drops significantly during hours in which U.S. equity markets are closed, investors may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market.

Buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

The Sponsor’s purchase of XRP in connection with Cash Creation Orders may cause the price of XRP to increase, which will result in higher prices for the Shares. Increases in the XRP prices may also occur as a result of XRP purchases by other market participants who attempt to benefit from an increase in the market price of XRP when Baskets are created. The market price of XRP may therefore decline immediately after Baskets are created.

Selling activity associated with sales of XRP by the Sponsor in connection with Cash Redemption Orders may decrease the XRP prices, which will result in lower prices for the Shares. Decreases in XRP prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of XRP by the Sponsor and other market participants may have on the price of XRP, other exchange-traded products or large private investment vehicles with similar investment objectives (if developed) could represent a substantial portion of demand for XRP at any given time and the sales and purchases by such investment vehicles may impact the price of XRP. If the price of XRP declines, the trading price of the Shares will generally also decline.

The inability of Authorized Participants and market makers to hedge their XRP exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient XRP liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of XRP, wide spreads between prices quoted on different XRP trading platforms, the closing of XRP trading platforms due to fraud, failures, security breaches or otherwise etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not create or redeem Baskets. In addition, the hedging mechanisms employed by Authorized Participants and market makers to hedge their exposure to XRP may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of XRP may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of Shares (which depend on timely transfers of XRP to and by the XRP Custodian) encounter any unanticipated difficulties due to, for example, the price volatility of XRP, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Execution Agent, XRP Custodian, an Authorized Participant or Authorized Participant Designee, the closing of XRP trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by validators, or other problems or disruptions affecting the XRP Ledger, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to create or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying XRP may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect.

Alternatively, in the case of a network outage or other problems affecting the XRP Ledger, the processing of transactions on the XRP Ledger may be disrupted, which in turn may prevent XRP Trading Counterparties, Authorized Participants, Authorized Participant Designees or other market participants from depositing or withdrawing XRP from their custody accounts, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of XRP and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for XRP should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering XRP in return for Baskets, the price of Shares may diverge from the price of XRP.

Investors may be adversely affected by Creation Orders or Redemption Orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or creation settlement date, for (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a Creation Order or the redemption distribution is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, XRP Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the XRP Ledger, hacking, cybersecurity breach, or power, internet, or XRP Ledger outage, or similar event), or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged in the secondary market, which could cause Shares to trade at levels materially different (premiums and discounts) from the value of their underlying XRP.

Investors may be adversely affected by an overstatement or understatement of the NAV calculation of the Trust due to the valuation method employed on the date of the NAV calculation.

In certain circumstances, the Trust’s XRP investments may be valued using techniques other than reliance on the price established by the Pricing Benchmark. The value established by using the Pricing Benchmark may be different from what would be produced through the use of another methodology. The value of XRP or other digital asset investments valued using techniques other than those employed by the Pricing Benchmark, including “fair valuation measures,” may differ from the value of XRP determined by reference to the Pricing Benchmark.

If the Pricing Benchmark is not available, or if the Sponsor determines, in its sole discretion, that the Pricing Benchmark does not reflect an accurate XRP price, the Trust’s holdings may be “fair valued” in accordance with the valuation policies approved by the Sponsor. Those valuation policies stipulate that when seeking to fair value XRP, the Sponsor may apply all available factors the Sponsor deems relevant at the time of the determination, and may be based on analytical values determined by the Sponsor using third-party valuation models. Pursuant thereto, the Sponsor expects to utilize a volume-weighted average price or volume-weighted median price of XRP provided by a Secondary Source. If a Secondary Source is not available or the Sponsor in its sole discretion determines the Secondary Sources are unreliable, the price set by the Trust’s principal market as of 4:00 p.m. ET, on the valuation date would be considered for utilization. In the event the principal market price is not available or the Sponsor in its sole discretion determines the principal market valuation is unreliable the Sponsor will use its best judgment to determine a good faith estimate of fair value based upon all available factors. The Sponsor does not anticipate that the need to “fair value” XRP will be a common occurrence.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of the Shares or to take other actions normally associated with the ownership of shares.

The Sponsor and the Trustee may agree to amend the Trust Agreement or Sponsor Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement or Sponsor Agreement without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of any Trust Agreement amendment. Such notice may be provided on the Trust’s website, in a current report on Form 8-K and/or in the Trust’s annual or quarterly reports. If an amendment to the Trust Agreement or Sponsor Agreement imposes new fees and charges or increases existing fees or charges, including the Sponsor Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement and Sponsor Agreement as amended without specific agreement to such increase.

The Trust is subject to risks due to its concentration of investments in a single asset class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: XRP. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with XRP. By concentrating its investment strategy solely on XRP, any losses suffered as a result of a decrease in the price of XRP can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

A possible “short squeeze” due to a sudden increase in demand for the Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing XRP or other digital asset, commodity or currency exposure or to speculate on the price of XRP. Speculation on the price of XRP may involve long and short exposures. To the extent that aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may, in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in the Shares that are not directly correlated to the price of XRP.

As the Sponsor and its management have a limited history of operating an investment vehicle like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The Sponsor has no history of past performance in managing an XRP exchange-traded product, which is a novel type of investment product. In addition, the Sponsor is not, and the Sponsor believes it is not required to be, registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) or a commodity pool operator or commodity trading adviser under the Commodity Exchange Act. The past performances of the Sponsor’s management in other positions, including their experiences in private funds that hold XRP and traditional exchange-traded funds investing in securities, are an imperfect indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of XRP and other digital assets from other holders have occurred in the past. Because of the pseudonymous nature of the XRP Ledger, thefts can be difficult to trace, which may make XRP a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including, but not limited to, the Transfer Agent, the Marketing Agent, the Administrator, the Cash Custodian, the XRP Custodian or an Authorized Participant) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of the internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cyber-security breaches of those technological or information systems. The Sponsor believes that the Trust’s XRP held in the Trust XRP Accounts at the XRP Custodian or Trading Balance held with the Prime Execution Agent will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s XRP and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, Sponsor, XRP Custodian or Prime Execution Agent is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s XRP may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or cold storage, multiple encrypted private key “shards,” and other measures, are reasonably designed to safeguard the Trust’s XRP. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the XRP Custodian’s or Prime Execution Agent’s operations or implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Trust’s Trading Balance at the Prime Execution Agent, are held on an omnibus, rather than segregated basis, which creates greater risk of loss.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, Prime Execution Agent, XRP Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust XRP Accounts with the XRP Custodian or the Trust’s Trading Balance with the Prime Execution Agent, the private keys (and therefore XRP) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, XRP Custodian, Prime Execution Agent or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, XRP Custodian or Prime Execution Agent may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust XRP Accounts with the XRP Custodian or the Trust’s Trading Balance with the Prime Execution Agent could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor and the Trust’s service providers have established business continuity plans and systems that they respectively believe are reasonably designed to prevent cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of XRP are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the XRP Custodian and Prime Execution Agent have limited liability to the Trust, which could adversely affect the Trust’s ability to seek recovery from them, even when the XRP Custodian’s or Prime Execution Agent’s actions or failure to act are the cause of the Trust’s loss.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s XRP. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Trust’s risk management processes and policies may prove to not be adequate to prevent any loss of the Trust’s XRP.

The Sponsor is continuing to monitor and evaluate the Trust’s risk management processes and policies and believes that the current risk management processes and procedures are reasonably designed and effective. The Sponsor believes that the security procedures that the Sponsor, XRP Custodian and Prime Execution Agent utilize, such as hardware redundancy, segregation and offline data storage (i.e., the maintenance of data on computers and/or storage media that is not directly connected to or accessible from the internet and/or networked with other computers, also known as “cold storage”) protocols are reasonably designed to safeguard the Trust’s XRP from theft, loss, destruction or other issues relating to hackers and technological attack. Despite the number of security procedures that the Sponsor, XRP Custodian and Prime Execution Agent employ, it is impossible to guarantee the prevention of any loss due to a security breach, software defect, act of God, pandemic or riot that may be borne by the Trust. Notwithstanding the above, the Sponsor, XRP Custodian and Prime Execution Agent are responsible for their own gross negligence, willful misconduct or bad faith. In the event that the Trust’s risk management processes and policies prove to not be adequate to prevent any loss of the Trust’s XRP and such loss is not covered by insurance or is otherwise recoverable, the value of the Shares will decrease as a result and investors would experience a decrease in the value of their investment.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. If the SEC were to approve many or all of the currently pending applications for such exchange-traded XRP products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. For exchange-traded products similar to the Trust, there have been significant “first-mover” advantages in terms of asset gathering, trading volume and media coverage. In many cases, the first mover in an asset class has been able to maintain these advantages for extended periods. In the event that the SEC were to approve other exchange-traded XRP products prior to approving the Trust, the Trust could be significantly negatively affected.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of XRP.

In addition, the Trust will compete with direct investments in XRP, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Trust.

To the extent that the Trust incurs transaction expenses in connection with the creation and redemption process, litigation expenses, indemnification obligations under the Trust’s service provider agreements and other extraordinary expenses that are not borne by the Sponsor, such expenses will be borne by the Trust. To the extent that the Trust fails to attract a sufficiently large amount of investors, the effect of such expenses on the value of the Shares may be significantly greater than would be the case if the Trust had attracted more assets.

The lack of active trading markets for the Shares may result in losses on investors’ investments at the time of disposition of Shares.

Although Shares are expected to be publicly listed and traded on the Exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price.

XRP is a novel asset with a very limited trading history. As of August 19, 2025, the market capitalization of XRP was $170,168,406,125 and had an average daily trading volume of $107,952,283. Comparatively, bitcoin had a market capitalization of $2,245,419,916,216 and an average daily trading volume of $331,370,159 and ether had a market capitalization of $491,872,355,111 and an average daily trading volume of $132,234,088. Both bitcoin and ether are held by exchange-traded products with a structure substantially similar to the Trust. Therefore, the markets for XRP may be less liquid and more volatile than other markets for more established products, such as futures contracts for traditional physical commodities.

It may be difficult to execute an XRP trade at a specific price when there is a relatively small volume of buy and sell orders in the XRP market. A market disruption can also make it more difficult to liquidate a position or find a suitable counterparty at a reasonable cost.

Market illiquidity may cause losses for the Trust. The large size of the positions that the Trust may acquire will increase the risk of illiquidity by both making the positions more difficult to liquidate and increasing the losses incurred while trying to do so should the Trust need to liquidate its XRP. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Trust will typically invest in XRP, which is highly concentrated.

The Trust’s XRP may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Trust’s XRP could be lost, stolen or destroyed, potentially by the loss or theft of the private keys held by the XRP Custodian or Prime Execution Agent associated with Trust’s XRP. The Sponsor believes that the XRP Custodian’s and Prime Execution Agent’s operations are an appealing target to hackers or malware distributors seeking to destroy, damage or steal XRP or private keys. Although the XRP Custodian and Prime Execution Agent use multiple means and layers of security to minimize the risk of loss, damage and theft, neither the XRP Custodian, the Prime Execution Agent nor the Sponsor can guarantee that such security will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to the Trust’s XRP could also be restricted by natural events (such as an earthquake or flood), human actions (such as a terrorist attack) or security or compliance measures (such as in response to a hard fork). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include: (1) the Sponsor’s, an Authorized Participant’s or an Authorized Participant Designee’s ability to purchase and sell XRP in an efficient manner to effectuate Creation Orders and Redemption Orders; (2) transaction fees associated with the XRP Ledger; (3) the XRP market becoming illiquid or disrupted; (4) the Share prices being rounded to the nearest cent and/or valuation methodologies; (5) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (6) early or unanticipated closings of the markets on which XRP trades, resulting in the inability of the Authorized Participants to execute intended portfolio transactions; (7) operational or methodological issues with the Pricing Benchmark that result in the benchmark used by the Trust not accurately representing the true value of the Trust’s XRP holdings; and (8) accounting standards.

The amount of XRP represented by a Share will decline over time.

The amount of XRP represented by a Share will continue to be reduced during the life of the Trust due to the transfer of the Trust’s XRP to pay the Sponsor Fee and to pay for extraordinary, non-recurring expenses not assumed by the Sponsor. This dynamic will occur irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of XRP. In addition, in the very rare event that Trade Credits (as defined below) are utilized in connection with the payment of Trust expenses not assumed by the Sponsor, any interest payable on the Trade Credits will be the responsibility of the Trust.

Each outstanding Share represents a unit of undivided beneficial ownership of the Trust. The Trust does not generate any income and transfers XRP to pay the Sponsor Fee, and to pay for extraordinary, non-recurring expenses not assumed by the Sponsor. Therefore, the amount of XRP represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of XRP or cash used to acquire XRP over time, as the amount of XRP required to create Shares proportionally reflects the amount of XRP represented by the Shares outstanding at the time of such Basket being created. Assuming a constant XRP price, the trading price of the Shares is expected to gradually decline relative to the price of XRP as the amount of XRP represented by the Shares gradually declines.

Investors should be aware that the gradual decline in the amount of XRP represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of XRP.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting an investment in the Shares.

In consideration for the Sponsor Fee, the Sponsor has contractually assumed certain operational and periodic expenses of the Trust. Any incurring of extraordinary expenses by the Trust could adversely affect an investment in the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee, the Administrator, the Transfer Agent, the XRP Custodian, the Prime Execution Agent or the Cash Custodian.

Under the Trust Agreement and the Trust’s service provider agreements, each of the Trustee, Administrator, Transfer Agent, XRP Custodian, Prime Execution Agent, Cash Custodian and Sponsor has a right to be indemnified by the Trust for any liability or expense it incurs, subject to certain exceptions. Therefore, the Trustee, Administrator, Transfer Agent, XRP Custodian, Prime Execution Agent, Cash Custodian or Sponsor may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net assets of the Trust and the NAV.

Unforeseeable risks.

XRP has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the XRP market, including advancements in the underlying technology, changes to XRP may expose investors in the Trust to additional risks that are impossible to predict.

Regulatory Risk.

As XRP and the digital asset ecosystem have expanded, they have attracted increasing regulatory attention from U.S. regulators, and evolving regulatory frameworks may impact XRP's classification, treatment and the viability and success of digital asset markets, broadly, and XRP, specifically.

As XRP and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Although such actions were dismissed in 2025, since 2023 the SEC has charged certain large U.S. digital asset trading platforms (Binance, Coinbase and Kraken) with supporting the trading and settlement of securities in violation of the U.S. federal securities laws.

The U.S. Congress is also actively preparing new legislation to address certain market structure issues relating to digital assets and stablecoins. The outcome of this legislation is unknown. Both the outcome of the pending SEC enforcement actions and federal legislation are highly uncertain and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Although neither the SEC nor the CFTC has exerted direct authority over XRP or XRP spot trading activity, the SEC and CFTC have broad authority over the regulation of issuances of securities (including digital asset securities) and commodity interests (including derivative instruments utilizing or referencing digital assets). The SEC and CFTC’s engagement with the digital asset industry has had a material impact on the development of digital asset markets, including initial coin offerings, margin trading, regulated and unregulated derivatives markets, and decentralized finance markets. For example, the SEC has issued guidance as to the application of the securities laws to digital assets and initiated enforcement actions against certain digital asset issuers and offerings on the basis that such digital assets and offerings are securities under U.S. securities laws. In these actions, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered an illegal public offering of securities. Similarly, the CFTC, together with the Department of Justice, has initiated enforcement actions against digital asset trading platforms relating to violations of the Commodity Exchange Act, on the basis that such platforms engaged in illegal, off-exchange retail commodity transactions in digital assets and digital asset derivative transactions. Further enforcement actions against participants in the digital asset industry could have negative impacts the price of digital assets, including XRP.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in certain digital asset business activity involving New York or a New York resident must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure. The regulation of digital asset activity under state money transmission laws varies substantially. Differences between state regimes increase the complexity and compliance burden of operating digital asset businesses across the U.S., which may affect consumer adoption of XRP and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. As of May 2025, only California, Louisiana and Rhode Island have adopted the model law, while Iowa has introduced the model law. It is still unclear; however, how many states will ultimately adopt some or all of the model legislation.

In August 2021, the previous chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. It is not possible to predict whether the U.S. Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital assets markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and XRP held by the Trust specifically. OFAC has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether XRP that has been associated with such addresses in the past can be easily sold. This “tainted” XRP may trade at a substantial discount to untainted XRP. Reduced fungibility in the XRP markets may reduce the liquidity of XRP and therefore adversely affect its price.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for crypto assets. Following the task force announcement, on January 23, 2025, President Trump executed the Strengthening American Leadership in Digital Financial Technology Executive Order. It is currently unknown how the actions or recommendations of the task force and this Executive Order or future governmental actions may impact the status of XRP or any other digital asset as a “security” or how XRP or the Trust would be treated under any new or revised regulatory framework.

President Trump’s January 23, 2025 Executive Order, titled “Strengthening American Leadership in Digital Financial Technology,” aimed to reorient the federal governments approach to digital assets. The Executive Order emphasized the importance of the digital asset industry in innovation and economic development, and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s order also revoked former President Biden’s March 9, 2022 Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of the Treasury’s July 7, 2022 “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration. The consequences of federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares. If the Sponsor determines not to comply with such regulatory and registration requirements, it may seek to cease certain or all of the Trust’s operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.

In 2025, Congress undertook significant legislative efforts to address the rapidly evolving landscape of digital assets and cryptocurrencies, culminating in the passage of two landmark bills: the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) and the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”). These legislative actions represent the first comprehensive federal frameworks for the regulation of digital assets and stablecoins in the United States.

The CLARITY Act, which was passed by the House of Representatives but awaits consideration by the Senate, was designed to resolve longstanding regulatory uncertainty regarding the classification and oversight of digital assets. The CLARITY Act establishes a clear framework for distinguishing between digital assets that are securities, commodities, or payment stablecoins. It delineates the respective jurisdictions of the SEC and the CFTC, granting the CFTC exclusive authority over “digital commodities” and the SEC authority over “digital securities.” The CLARITY Act also introduces criteria for determining when a digital asset is sufficiently decentralized to be treated as a commodity rather than a security.

In addition, the CLARITY Act imposes registration requirements and operational standards for digital asset intermediaries, including exchanges, brokers, and dealers. It mandates consumer protection measures, anti-money laundering (AML) and countering the financing of terrorism (CFT) compliance, and enhanced disclosure obligations. The Act aims to foster innovation while providing market participants with greater regulatory certainty and aligning U.S. policy with emerging international standards.

The GENIUS Act, signed into law in July 2025, establishes the first federal regulatory framework for the issuance and operation of payment stablecoins—digital assets designed to maintain a stable value relative to a fiat currency, such as the U.S. dollar. The GENIUS Act requires that all payment stablecoins be fully backed on a one-to-one basis by high-quality liquid assets, such as U.S. dollars or short-term U.S. Treasury securities, and subjects issuers to rigorous reserve, audit, and disclosure requirements.

The GENIUS Act introduces a dual licensing regime, allowing stablecoin issuers to operate under either federal or state regulatory oversight, provided that state regimes are “substantially similar” to federal standards. Issuers with more than $10 billion in outstanding stablecoins must obtain a federal license. The GENIUS Act also imposes strict AML, sanctions compliance, and consumer protection obligations, including prioritizing stablecoin holders’ claims in the event of issuer insolvency. Notably, the Act prohibits non-financial public companies from issuing stablecoins without special approval and restricts the payment of interest or yield on stablecoins.

These legislative efforts were accompanied by additional measures, such as the Anti-CBDC Surveillance State Act, which prohibits the Federal Reserve from issuing a retail central bank digital currency without congressional authorization. While the CLARITY Act and the GENIUS Act represent significant progress toward a comprehensive regulatory regime for digital assets, substantial uncertainty remains regarding the implementation and interpretation of these new laws. The effectiveness of these frameworks will depend on subsequent rulemaking by federal and state regulators, interagency coordination, and the evolving approach to enforcement. Market participants may face transitional risks as regulatory standards are developed and applied, and there is potential for further legislative or regulatory changes as the digital asset ecosystem continues to evolve.

The continued evolution of federal, state and foreign government regulators and policymakers will continue to impact the viability and success of digital asset markets, broadly, and XRP, specifically.

XRP’s status as a “security” under U.S. federal securities laws remains unsettled.

If XRP is determined to be offered or sold as a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for XRP as a digital asset and the Trust. The Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

It may also become more difficult for XRP to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of XRP and cause users to migrate to other digital assets. Further, if any other digital asset with widespread markets is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for XRP as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, digital asset trading platforms that feature digital assets that are determined to be securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic markets in securities, which could result in a reduction of the liquidity of XRP markets. As such, any determination that XRP or any other digital asset is a security under federal or state securities laws may adversely affect the value of XRP and, as a result, the value of the Shares.

To the extent that XRP is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s XRP at a time that is disadvantageous to Shareholders.

Future and current regulations by a U.S. or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust.

The regulation of XRP and related products and services continues to evolve, may take many different forms and will, therefore, impact XRP and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for XRP businesses to provide services, which may impede the growth of the XRP economy and have an adverse effect on consumer adoption of XRP. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations of XRP’s status as not being a security, changes to regulations surrounding XRP futures or related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over XRP, the XRP Ledger, XRP trading, or related activities impacting other parts of the digital asset market, may adversely impact XRP and therefore may have an adverse effect on the value of your investment in the Trust.

XRP and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including XRP. The effect of any existing regulation or future regulatory change on the Trust or XRP is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect digital assets, particularly with respect to digital asset exchanges, trading venues and service providers that fall within such jurisdictions’ regulatory scope. For example, on May 21, 2021, Chinese Vice Premier Liu He and the State Council issued a statement aiming to crack down on bitcoin mining in China. Over the subsequent weeks, multiple regions began to shut down mining operations, including what was estimated to be the three largest Chinese mining regions in Xinjiang, Sichuan, and Inner Mongolia. This resulted in a material decrease in the global bitcoin hash rate. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital assets economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of digital assets, including XRP, and, in turn, the value of the Shares.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or commodity pools under the Commodity Exchange Act.

The Investment Company Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the Investment Company Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the Investment Company Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the Investment Company Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the Commodity Exchange Act, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the Commodity Exchange Act, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in Commodity Exchange Act-regulated instruments or commodity pools. In December 2025, the CFTC withdrew certain interpretive guidance relating to "retail commodity transactions" in digital assets. However, the scope of the CFTC's jurisdiction and the application of the Commodity Exchange Act to digital asset products and transactions (including transactions involving ether) remain subject to change through legislation, regulation, agency interpretation, and judicial decisions.

Trading on digital asset trading platforms outside the United States is not subject to U.S. regulation and may be less reliable than U.S. trading platforms.

To the extent any of the Trust’s trading is conducted on digital asset trading platforms outside the United States, trading on such trading platforms is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. trading platforms. Certain foreign markets may be more susceptible to disruption than U.S. trading platforms. These factors could adversely affect the performance of the Trust.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the implementation of an anti-money laundering program, the submission of certain reports to FinCEN and the maintenance of certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. The Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

It may be illegal now, or in the future, to acquire, own, hold, sell or use XRP in one or more countries, and ownership of, holding or trading in the Shares may also be considered illegal and subject to sanction.

Although currently XRP is not regulated or is lightly regulated in most countries, including the United States, one or more countries such as China, India or Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use XRP or to exchange XRP for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in the Shares. Such a restriction could result in the termination and liquidation of the Trust at a time that is disadvantageous to Shareholders, or may adversely affect an investment in the Shares.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust and amounts realized in connection with the use of XRP or the sale of XRP to pay Trust expenses or facilitate redemption transactions. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. For some purposes, redemptions will count as distributions, so Shareholders receiving redemption proceeds after a sale to fund a redemption in cash may be allocated a larger portion of income or gain than those that do not. Shareholders receiving a redemption in-kind will not generally be taxed on the distribution in-kind. Sales of XRP to fund cash redemptions are expected to result in gains and losses, with such gains and losses expected to be treated as incurred by the Shareholder that is being redeemed. These gains or losses generally would equal the difference between the amount realized from the sale of the XRP and the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the XRP held in the Trust that is sold to fund the redemption, as determined in the manner described above. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event for the Shareholder. Shareholders receiving a redemption in-kind will not generally be taxable on the distribution in-kind. If a Shareholders sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The IRS may disagree with or seek to challenge the Trust’s treatment as a grantor trust.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

In order to qualify as a grantor trust, the Trust must not be in a trade or business and no person may have a power to vary the investment of the Shareholders to take advantage of market fluctuations. The IRS has generally classified digital assets as “property”, so the mere holding of digital assets would not raise issues in regard to grantor trust classification. However, the Trust will expand and contract over time with creations and redemptions of Baskets by Authorized Participants. The Trust is relying on informal guidance from the IRS that receipt of contributions in cash do not create a power to vary if they are required to immediately converted into the assets identical to those already held by the Trust. The receipt of Incidental Rights and IR Assets also create a potential issue because the Trust may from time to time be granted property that the Trust did not voluntarily acquire. Again, the Trust is relying on informal guidance from the IRS that acquiring different property without choosing to acquire the different property is not itself a power to vary. Further, as described in “Incidental Rights and IR Assets” below, the Trust expressly disclaims all ownership of the Incidental Rights and IR Assets, will not include those rights in computing its NAV, and will cause such rights to be distributed to the Sponsor as soon as reasonably practicable.

On November 10, 2025, the IRS released Revenue Procedure 2025-31, which provides a safe harbor under which a widely held fixed investment trust may stake digital assets without preventing the trust from qualifying as an investment trust under Treasury Regulation Section 301.7701-4 and as a grantor trust under Sections 671 et seq. of the Code, provided that fourteen separate requirements are met. Revenue Procedure 2025-31 states that no inferences should be drawn as to any Federal income tax consequences not expressly addressed in Revenue Procedure 2025-31, including with respect to whether income attributable to staking would be treated as income effectively connected with the conduct of a trade or business within the United States or as unrelated business taxable income. To the extent that any future staking by the Trust does not comply with all of the requirements of the Revenue Procedure, the safe harbor would not be available to assure the Trust’s status as a grantor trust. There can be no assurance that any future staking by the Trust will comply with Revenue Procedure 2025-31. Accordingly, the Trust may rely on principles of underlying law in respect of grantor trusts that hold other assets, such as rental real estate and securities, which conclude that limited or ministerial actions with respect to the Trust corpus does not represent a power to vary the investment of the Trust certificate holders. Further, the Trust intends to arrange its affairs to limit staking so that any staking that occurs is non-discretionary, will not vary based on market conditions, and does not contain the indicia of a trade or business as provided in extant legal authority. However, there can be no assurance that in the event the safe harbor’s requirements are not met the IRS will not take a contrary view or that any such contrary view would not be sustained by a Court if challenged.

If the Trust is incorrect in its interpretation of authority, the Trust could be classified either as a partnership or as an association taxable as a corporation. If the Trust is classified as a partnership, the Trust would not generally be taxable at the Trust level, but would be required to issue Form K-1s to the Shareholders. If the Trust is classified as an association taxable as a corporation, the Trust will be subject to corporate tax at the Trust level, and the Shareholder’s return on investment may be reduced.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of XRP (including deemed sales of XRP as a result of the Trust using XRP to pay its expenses, including the Sponsor Fee) that is otherwise not associated with a distribution to Shareholders, or in connection with the receipt cash from the Sponsor in connection with the Sponsor’s sale of Incidental Right(s) and/or IR Asset(s). Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

The tax treatment of XRP and transactions involving XRP for U.S. federal income tax purposes may change.

The tax treatment of digital assets is still evolving and subject to change. Current IRS guidance indicates that XRP should be treated as property for federal income tax purposes and that transactions involving the exchange of XRP in return for goods and services should be treated as barter exchanges. Such guidance allows transactions in XRP to qualify for beneficial capital gains treatment. However, because XRP is a new technological innovation, the U.S. federal income tax treatment of an investment in XRP or in transactions relating to investments in XRP, including without limitation the tax treatment of a fork or airdrop, may evolve and change from those described in this Annual Report, possibly with retroactive effect. For example, current guidance indicates that digital asset currencies are neither collectibles nor currencies for the purposes of determining the applicable tax rate; however, the IRS has statutory authority to change its position. If the IRS were to determine that digital assets were collectibles or a currency, the tax rate incurred by investors would be higher. Additional disclosure requirements may also apply to an investment in digital assets. Investors should consult their individual tax advisers to determine if such disclosure requirements apply to them.

Any change in the U.S. federal income tax treatment of XRP may have a negative effect on the price of XRP and may adversely affect the value of the Shares. Whether any additional guidance will adversely affect the U.S. federal income tax treatment of an investment in XRP or in transactions relating to investments in XRP is unknown. There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Rulings & FAQs.

The tax treatment of XRP and transactions involving XRP for state and local tax purposes is not settled.

Because XRP is a new technological innovation, the tax treatment of XRP for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of XRP for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of XRP may have negative consequences, including the imposition of a greater tax burden on investors in XRP or the imposition of a greater cost on the acquisition and disposition of XRP generally. Any such treatment may have a negative effect on the price of XRP and may adversely affect the value of the Shares.

A “fork” of the XRP Ledger or an airdrop could result in Shareholders incurring a tax liability.

If a fork occurs in the XRP Ledger, the Trust Agreement requires that the Sponsor analyze the transaction according to several criteria and promptly determine which digital asset network is generally accepted as the XRP Ledger and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then-relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of XRP, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the XRP Ledger. The outcome of such determination shall determine which asset is “XRP” and which is the Forked Asset, an IR Asset. Pursuant to the Trust Agreement, the Trust has explicitly disclaimed all Incidental Rights and IR Assets, including Forked Assets. Such assets are not considered assets of the Trust at any point in time. Once it has been determined by the Sponsor which asset is XRP and which is the Forked Asset, the Sponsor will, as soon as practicable, and, if possible, immediately, distribute the Forked Asset to the Sponsor. Once acquired, the Sponsor may take any lawful action necessary or desirable in connection with its acquisition of such asset. In the event that the Sponsor decides to sell the Forked Asset, it will seek to do so for cash. This may be a sale of the Forked Asset directly in exchange for cash, or in exchange for another digital asset which may subsequently be exchanged for cash. The Sponsor would then contribute that cash back to the Trust, which in turn would distribute the cash to DTC to be distributed to Shareholders in proportion to the number of Shares owned. The receipt of cash in connection with this distribution may cause Shareholders to incur a U.S. federal, state, local, or foreign tax liability. In addition, the IRS may not accept the Trust’s position that disclaimed Incidental Rights or IR Assets do not represent a taxable incident. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns.

Under the IRS guidance on digital assets, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt Shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt Shareholder should consult its tax adviser regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

IRS guidance on digital assets does not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) may withhold 30% of any such income recognized by a non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of cash in connection with the Sponsor’s sale of an IR Right and/or IR Asset and contributing such cash back to the Trust.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for U.S. federal income tax purposes. A grantor trust is not permitted to vary the investment of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than a successfully actively managed fund.

WHFIT reporting risks.

In general, the widely held fixed investment trust (“WHFIT”) regulations require asset-by-asset reporting. This can result in large and complex information statements to Shareholders. To qualify for certain simplified reporting rules under the WHFIT regulations, the Trust intends to manage its annual expenses and sales proceeds (other than proceeds from pro rata sales to fund redemptions) to no more than five percent of the net asset value of the Trust. However, the Trust is not required to meet this limitation. If the Trust were to fail the five percent test, the general asset-by-asset rules would apply, and the information statements given to Shareholders would be complex.

In the final year of the Trust, it would not be unusual for expenses and sales proceeds and to exceed five percent of the Trust’s net asset value. The WHFIT regulations provide a special exception to the five percent test in the final year of the Trust. To meet this exception, Shareholders receiving a distribution in kind on the termination of the Trust would be required to be treated as exchanging their Shares for cash. The Trust currently has no scheduled termination date.

Other Risks

As a new fund, there is no guarantee that an active trading market for the Shares will develop. To the extent that no active trading market develops and the assets of the Trust do not reach a viable size, the liquidity of the Shares may be limited or the Trust may be terminated at the option of the Sponsor.

As a new fund, there can be no assurance that the Trust will grow to or maintain an economically viable size, in which case the Sponsor may elect to terminate the Trust, which could result in the liquidation of the Trust’s XRP at a time that is disadvantageous to an investor in the Shares. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders.

In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of XRP.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the price of XRP is lower than it was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s XRP is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if the price of XRP were higher at the time of sale.

The Exchange on which the Shares are listed may halt trading in the Shares, which would adversely impact an investor’s ability to sell Shares.

The Shares are listed for trading on the Exchange under the market symbol “XRP.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Shares withdraw or “step away” from participation in the creation or redemption of Shares, the liquidity of Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment.

The market infrastructure of the XRP spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust.

XRP is extremely volatile, and concerns exist about the stability, reliability and robustness of many digital asset trading platforms where XRP trades. In a highly volatile market, or if one or more digital asset trading platforms supporting the XRP market face an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Digital asset trading platforms are not subject to the same regulatory oversight as traditional equity exchanges, which could negatively impact the ability of Authorized Participants to implement arbitrage mechanisms.

The trading for XRP occurs on multiple digital asset trading platforms that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond exchanges. If these digital asset trading platforms do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount against the NAV.

The Authorized Participants serve in such capacity for several competing exchange-traded XRP products, which could adversely affect the market for the Shares.

Only an Authorized Participant may engage in creation or redemption transactions directly with the Trust. Some or all of the Trust’s Authorized Participants are expected to serve as authorized participants or market makers for one or more exchange-traded XRP products that compete with the Trust. This may make it more difficult to engage or retain Authorized Participants for the Trust. Furthermore, because there is no obligation on the part of the Authorized Participants to engage in creation and redemption or market making activities with respect to the Trust’s Shares, decisions by the Authorized Participants to not engage with the Trust or its Shares may result in a decline in the liquidity of the Shares and the price of the Shares may fluctuate independently of the price of Trust’s XRP (i.e., at a greater premium or discount to the Trust’s NAV).

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other investors that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

Conducting creations and redemptions for cash has drawbacks.

The Trust may conduct some or all of its creations and redemptions for cash, rather than in kind. The use of Cash Creations and Cash Redemptions may cause Shares to trade in the market at greater bid-ask spreads or greater premiums or discounts to their NAV per Share. The use of cash for redemptions will also limit the tax efficiency of the Trust. Additionally, the Trust’s need to purchase XRP in connection with Cash Creation Orders introduces the possibility that the Trust will pay a higher price for XRP than the value ascribed to XRP by the Pricing Benchmark, the rate used to calculate the Trust’s NAV. This is known as “slippage.” While transactions in any asset are subject to the risk of slippage, it is possible that transactions in digital assets may be more susceptible. The Trust seeks to minimize the risk of slippage by basing the amount of cash an Authorized Participant is required to deposit to consummate a Cash Creation Order for Baskets on the price the Trust actually paid for the XRP rather than on the value of XRP ascribed by the Pricing Benchmark. Nonetheless, there can be no guarantee that the Trust will not be negatively affected by slippage from time to time. The Trust will also incur transaction costs it would not otherwise have incurred if it received and distributed XRP in kind and was not required to purchase and sell XRP in connection with Cash Creation Orders and Cash Redemption Orders.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust.

The Trust operations will be managed by the Sponsor. It is possible that conflicts may arise between the Sponsor, affiliates, the Trust and its Shareholders.

In resolving conflicts of interest, the Sponsor is allowed to take into account the interests of other parties. Conflicts of interest may arise as a result of:

•
Sponsor and its affiliates will be indemnified pursuant to the Trust Agreement;
•
The Sponsor’s allocation of resources (including the time and attention of management and business development) among different clients and potential future business ventures, to each of which they may owe fiduciary duties, the determination of which is the responsibility of the Sponsor and its affiliates;

•
The staff of the Sponsor may also directly or indirectly serve affiliates and clients of the Sponsor;
•
The Trust Agreement does not prohibit the Sponsor, its respective affiliates and their respective officers and employees from engaging in other businesses or activities that might be in direct competition with the Trust;
•
The Sponsor and its staff may take direct positions in XRP or in other investments, or may advise other clients to take such positions, that may be in conflict with the Trust’s investment objective or that may be of a size that could impact the price of XRP;
•
There has been no independent due diligence conducted with respect to this offering, where applicable, and there is an absence of arm’s-length negotiation with respect to certain terms of the Trust;
•
The Sponsor decides whether to obtain third-party services for the Trust.

By investing in the Shares, investors agree and consent to the provisions set forth in the Trust Agreement.

The Sponsor’s policies and procedures may not fully mitigate the risk of conflicts of interest.

The Sponsor has operating practices that require personnel to pre-clear personal trading activity in which XRP is the referenced asset and the trade exceeds $4,999 in value. In general, pre-clearance policies prohibit employees and agents from engaging in certain personal trading activity without first obtaining pre-clearance of the transaction from the firm’s chief compliance officer, chief financial officer, or some senior officer with similar responsibilities.

Even with the implementation of pre-clearance requirements, the Sponsor may not be able to fully mitigate the risk of conflicts of interest or avoid the appearance of impropriety in connection with the purchase and sale of XRP. There is no guarantee that every employee, officer, director, or similar person associated with the Sponsor, or its affiliates will refrain from engaging in insider trading in violation of their duties to the Trust and Sponsor.

This risk is present in traditional financial markets and is not unique to XRP. If such employees or others affiliated with the Sponsor engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Sponsor and its affiliates could be the target of civil or criminal fines, penalties, punishments, or other regulatory sanctions or lawsuits or could be the target of an investigation. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

The Sponsor and its affiliates may also participate in transactions related to XRP, either for their own account (subject to certain internal employee trading operating practices) or for the account of others, such as clients, and such transactions may occur prior to, during, or after the commencement of this offering. Such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the XRP held by the Trust and, consequently, on the market value of XRP.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open, then the Trust could be terminated and liquidated at the direction of the Sponsor. Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context. Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

The Sponsor may discontinue its services, which may be detrimental to the Trust.

Sponsor may be unwilling or unable to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities and is unable to be replaced, the Trust may have to terminate and liquidate the XRP held by the Trust. A substitute sponsor’s appointment will not guarantee the Trust’s continued operation even if a substitute sponsor is found, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust or an investment in the Shares and the Trust may terminate.

Any of the service providers could resign or be removed by the Trust, which could trigger early termination of the Trust.

Any service provider may resign or be removed under its respective governing agreement. The Trust may dissolve in accordance with the terms of the Trust Agreement if any service provider resigns or is removed and is unable to be replaced.

The lack of independent advisers representing investors in the Trust may cause Shareholders to be adversely affected.

Counsel, accountants and other advisers have been consulted by the Sponsor regarding the formation and operation of the Trust. Potential investors should consult their own legal, tax and financial advisers regarding the desirability of an investment in the Shares. No counsel has been appointed to represent an investor in connection with the offering of the Shares. Failure to consult with their own legal, tax and financial advisers may lead to Shareholders making an undesirable investment decision with respect to investment in the Shares.

No separate counsel; no responsibility or independent verification.

Chapman and Cutler LLP represents the Sponsor. The Trust does not have counsel separate and independent from counsel to the Sponsor. Chapman and Cutler LLP does not represent Shareholders, and no independent counsel has been retained to represent Shareholders. Chapman and Cutler LLP is not responsible for any acts or omissions of the Sponsor, the Administrator, the Trustee, the XRP Custodian, the Cash Custodian, the Prime Execution Agent, an XRP Trading Counterparty, the Transfer Agent or the Trust (including their compliance with any guidelines, policies, restrictions or applicable law, or the selection, suitability or advisability of their investment activities) or any administrator, accountant, custodian or other service provider to the Sponsor, Trustee or the Trust. This Prospectus was prepared based on information provided by the Sponsor, the Administrator, the XRP Custodian, the Cash Custodian, the Prime Execution Agent, the Transfer Agent, and the Trustee, in good faith and based on reasonable best efforts to ensure the information is accurate as of the date of this Prospectus, and Chapman and Cutler LLP has not independently verified such information.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights under the Trust Agreement. For example, except as required under applicable federal law or under the rules or regulations of the Exchange, Shareholders have no voting rights and take no part in the management or control of, and have no voice in, the Trust’s operations or business. The Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions. The Trust will not have regular Shareholder meetings. The right to authorize actions, appoint service providers or take other actions will not be held by Shareholders, unlike shareholders of other trusts.

An investment in the Trust may be adversely affected by competition from other investment vehicles focused on XRP or other digital assets.

The Trust will compete with direct investments in XRP, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest in other vehicles, which could adversely affect the performance of the Trust.

Investors cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Investors cannot be assured that the Sponsor will be able to continue to service the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust, the Trust may be adversely affected, as there may be no entity servicing the Trust for a period of time. Such an event could result in termination of the Trust.

The liability of the Sponsor and the Trustee is limited, and the value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of its Shares.

Shareholders’ limited rights of legal recourse against the Trust, Sponsor, Administrator, Transfer Agent, Cash Custodian, Prime Execution Agent and XRP Custodian and the Trust’s lack of direct insurance protection expose the Trust and its Shareholders to the risk of loss of the Trust’s XRP for which no person is liable.

The Trust is not a banking institution and is not a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, investments in the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Likewise, the XRP Custodian is not a depository institution and is not a member of the FDIC or SIPC and, therefore, the Trust’s assets held with the XRP Custodian are not subject to FDIC or SIPC insurance coverage. In addition, neither the Trust nor the Sponsor insures the Trust’s XRP. The XRP Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”), maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the XRP Custodian and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding XRP with the XRP Custodian or Prime Execution Agent, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the XRP insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the XRP Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the XRP Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Furthermore, under the XRP Custody Agreement, the XRP Custodian’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of XRP, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), the XRP Custodian’s aggregate liability under the XRP Custody Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the XRP Custodian in the 12 months prior to the event giving rise to the XRP Custodian’s liability, and (B) the value of the affected XRP or cash giving rise to the XRP Custodian’s liability; (ii) in respect of the XRP Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the XRP Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the XRP Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the XRP Custodian in the 12 months prior to the event giving rise to the XRP Custodian’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the XRP Custodian is not liable, even if the XRP Custodian has been advised of or knew or should have known of the possibility thereof. In general, the XRP Custodian is not liable under the XRP Custody Agreement except in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The XRP Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the XRP Custodian. In the event of potential losses incurred by the Trust as a result of the XRP Custodian losing control of the Trust’s XRP or failing to properly execute instructions on behalf of the Trust, the XRP Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the XRP Custodian directly caused such losses.

Similarly, under the Prime Execution Agreement, the Prime Execution Agent’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of XRP, or fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Execution Agent’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability, and (B) the value of the cash or affected XRP giving rise to the Prime Execution Agent’s liability; (ii) in respect of the Prime Execution Agent’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Execution Agent’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (as defined below) (the “PB Mutually Capped

Liabilities”), the Prime Execution Agent’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Execution Agent is not liable, even if the Prime Execution Agent has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Execution Agent is not liable under the Prime Execution Agreement except in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Execution Agent is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Execution Agent. These and the other limitations on the Prime Execution Agent’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. Both the Trust and the Prime Execution Agent and its affiliates (including the XRP Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent (in the case of the Trading Balance) or the XRP Custodian (in the case of the Trust XRP Accounts) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the XRP Custodian or Prime Execution Agent in the virtual currency industry, there is a risk that customers’ assets—including the Trust’s assets—may be considered the property of the bankruptcy estate of the Prime Execution Agent (in the case of the Trading Balance) or the XRP Custodian (in the case of the Trust XRP Accounts), and customers—including the Trust—may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The XRP Custody Agreement contains an agreement by the parties to treat the XRP credited to the Trust XRP Accounts as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the XRP Custodian will serve as fiduciary and custodian on the Trust’s behalf. The XRP Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the XRP Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the XRP Custodian became subject to insolvency proceedings and a court were to rule that the custodied XRP were part of the XRP Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the XRP Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the XRP Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the XRP Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Execution Agreement, there is a risk that the Trading Balance, in which the Trust’s XRP and cash is held in omnibus accounts by the Prime Execution Agent (in the latter case, as described below in “RISK FACTORS—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust”), could be considered part of the Prime Execution Agent’s bankruptcy estate in the event of the Prime Execution Agent’s bankruptcy. The Prime Execution Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance.

The Prime Execution Agent is not required to hold any of the XRP or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Execution Agreement provides that the Trust does not have an identifiable claim to any particular XRP (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the XRP (and cash) the Prime Execution Agent has allocated to the omnibus wallets the Prime Execution Agent holds, as well as the accounts in the Prime Execution Agent’s name that the Prime Execution Agent maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Execution Agent suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Execution Agent’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Execution Agent, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Execution Agent, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Execution Agent, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of XRP by the XRP Custodian or Prime Execution Agent, absent gross negligence, bad faith or willful misconduct on the part of the Sponsor. As a result, the recourse of the Trust or the Shareholders to the Sponsor, including in the event of a loss of XRP by the XRP Custodian or Prime Execution Agent, is limited.

The Shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of XRP or the provision of instructions relating to the movement of XRP, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the XRP Custodian and Prime Execution Agent. The Prime Execution Agreement and XRP Custody Agreement provide that neither the Sponsor nor its affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any of the Trust’s obligations, agreements, representations or warranties under the Prime Execution Agreement or XRP Custody Agreement or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s XRP that is not covered by Coinbase Global’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

During the rare and limited circumstances when the Trust utilizes the Agent Execution Model pursuant to a Cash Creation Order, it may utilize Trade Credits. If the Trade Credits are not available or become exhausted, the Trust may face delays in buying or selling XRP that may adversely impact Shareholders; if the Trust does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

During the rare and limited circumstances when the Trust utilizes the Agent Execution Model pursuant to a Cash Creation Order, it may utilize Trade Credits (defined below). To avoid having to pre-fund purchases or sales of XRP, the Trust may borrow XRP or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”). The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such XRP or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of XRP related to cash creations and redemptions or the selling of XRP related to paying Trust expenses not assumed by the Sponsor, to the extent applicable, (2) Trust assets may be in held the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Pricing Benchmark price used to determine the NAV of the Trust. To the extent that the execution price for purchases and sales of XRP deviate significantly from the Pricing Benchmark price used to determine the Trust’s NAV, Shareholders may be negatively impacted because the added costs of such price deviations would be incurred by the Authorized Participants and may be passed onto the Shareholders in the secondary market.

To the extent the Trust utilizes Trade Credits when using the Agent Execution Model, such Trade Credits are secured by the Trust’s assets, including any cash and XRP held in the Trading Balance with the Prime Execution Agent and the Trust XRP Accounts held with the XRP Custodian, and such assets may be liquidated by the Trade Credit Lender to repay Trade Credit debt owed by the Trust in the event the Trust fails to repay the Trade Credit debt.

During the rare and limited circumstances when the Trust utilizes the Agent Execution Model pursuant to a Cash Creation Order, it may utilize Trade Credits. The Trust generally must repay Trade Credits by 6:00 p.m. ET on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Trust (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Trust has granted a security interest, lien on, and right of set off against all of the Trust’s right, title and interest, in the Trust’s Trading Balance and Trust XRP Accounts established pursuant to the Prime Execution Agreement and XRP Custody Agreement, in order to secure the repayment by the Trust of the Trade Credits and financing fees to the Trade Credit Lender. Upon a Termination for Cause, as defined in the Prime Execution Agreement, which includes a failure by the Trust to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Trust in the form of Trade Credits, the XRP Custodian and the Prime Execution Agent have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Trust XRP Accounts and Trading Balance respectively without further consent by the Trust. If the Trust fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Trust’s assets and liquidate them to repay the Trade Credit debt owed by the Trust to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust, in the limited circumstances when the Trust utilizes the Agent Execution Model.

The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of XRP. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws (“Money Market Funds”). The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First, any cash related to the Trust’s purchase or sale of XRP will be held in an omnibus account in the Prime Execution Agent’s name for the benefit of (“FBO”) its customers at each of multiple FDIC-insured banks (an “FBO Account”), or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis, but does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government money market funds. The Sponsor has not independently verified the Prime Execution Agent’s representations. To the extent that the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Prime Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability of the Prime Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Prime Execution Agent holds customer cash, including the cash associated with the Trust’s Trading Balance (which is used by the Prime Execution Agent to move cash flows associated with the Trust’s orders to sell XRP in connection with payment of Trust expenses not assumed by the Sponsor), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Execution Agent has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash held with the Prime Execution Agent in the Trust’s Trading Balance or associated with the Trust’s orders to sell XRP in connection with payment of Trust expenses not assumed by the Sponsor. If the Prime Execution Agent were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Execution Agent maintains customer cash, in the Trust’s Trading Balance associated with the Trust’s orders to sell XRP in connection with payment of Trust expenses not assumed by the Sponsor, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections. Although the Prime Execution Agent has made certain representations to the Sponsor regarding the Prime Execution Agent’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Execution Agent maintains cash on behalf of its customers (including the Trust), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Trust may maintain cash balances with the Prime Execution Agent that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Execution Agent at Money Market Funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Trust could suffer losses.

The Prime Execution Agent routes orders through Connected Trading Venues in connection with trading services under the Prime Execution Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Execution Agent’s business and cause losses for the Trust.

In connection with trading services under the Prime Execution Agreement, the Prime Execution Agent routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Execution Agent). In connection with these activities, the Prime Execution Agent may hold XRP with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. However, the Prime Execution Agent has represented to the Sponsor that no customer cash is held at Connected Trading Venues. If the Prime Execution Agent were to experience a disruption in the Prime Execution Agent’s access to these Connected Trading Venues, the Prime Execution Agent’s trading services under the Prime Execution Agreement could be adversely affected to the extent that the Prime Execution Agent is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Execution Agent has policies and procedures to help mitigate the Prime Execution Agent’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Execution Agent might not be able to fully recover the customer’s XRP that the Prime Execution Agent has deposited with these third parties. As a result, the Prime Execution Agent’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Execution Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Execution Agent maintains customer XRP, including XRP associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections.

A loss of confidence or breach of the XRP Custodian may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s XRP are provided by Coinbase Custody, although the Trust may retain one or more additional custodians at a later date. XRP held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s XRP holdings may be custodied by Coinbase Custody and another portion by another third-party custodian). Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced custodians and the Trust’s ability to securely safeguard the XRP.

If the XRP Custody Agreement or Prime Execution Agreement is terminated or the XRP Custodian or Prime Execution Agent fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian or prime broker, which could pose a challenge to the safekeeping of the Trust’s XRP, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the XRP Custodian, which is Coinbase Custody, and to a lesser extent, the Prime Execution Agent, Coinbase Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Trust’s XRP in the Trust XRP Account, and its affiliate, Coinbase Inc., in its capacity as Prime Execution Agent under the Agent Execution Model. If Coinbase Custody or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

Alternatively, the Sponsor could decide to replace Coinbase Custody as the XRP Custodian with custody of the Trust’s XRP, pursuant to the XRP Custody Agreement. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the XRP Custody Agreement or the Coinbase Prime Broker Agreement (the “Prime Execution Agreement”), respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (a “Termination for Cause” is defined in the XRP Custody Agreement as (i) the Trust materially breaching any provision of the XRP Custody Agreement; (ii) the Trust becomes bankrupt or insolvent; or (iii) the Trust fails to pay and settle in full its obligations to Coinbase Custody’s affiliate, the Trade Credit Lender (as defined below), which may, from time to time, provide financing to the Trust in the form of Trade Credits). Transferring maintenance responsibilities of the Trust XRP Account at the XRP Custodian to another custodian will likely be complex and could subject the Trust’s XRP to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Execution Agent, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Execution

Agent. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if Coinbase Custody or Coinbase Inc. becomes insolvent, suffers business failure, ceases business operations, defaults on or fails to perform its obligations under its contractual agreements with the Trust, or abruptly discontinues the services it provides provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian of the Trust’s XRP or as the Trust’s prime execution agent under the same terms as the current XRP Custody Agreement or Prime Execution Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime execution agent, the Sponsor may be required to terminate the Trust and liquidate the Trust’s XRP. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified XRP Custody Agreement or Prime Execution Agreement that is less favorable for the Trust, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime execution agent, its operations could be adversely affected.

Coinbase Custody serves as the XRP custodian and Coinbase Inc. serves as the prime broker for several competing exchange-traded XRP products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The XRP Custodian and Prime Execution Agent are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded crypto asset company in the world by market capitalization and is also the largest crypto asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally capable providers of crypto asset brokerage and custody services, Coinbase Custody serves as the XRP custodian and Coinbase Inc. serves as the prime broker for several competing exchange-traded XRP products. Therefore, Coinbase Global has a critical role in supporting the U.S. spot XRP exchange-traded product ecosystem, and its size and market share create the risk that Coinbase Global may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If the Trust needed to utilize the Agent Execution Model to buy or sell XRP pursuant to a Cash Creation Order or Cash Redemption Order because no XRP Trading Counterparties were willing or able to effectuate the Trust’s transactions, and the Prime Execution Agent were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Sponsor may need to find and appoint a replacement XRP Custodian or Cash Custodian quickly, which could pose a challenge to the safekeeping of the Trust’s XRP and cash.

The Sponsor may need to replace Coinbase Custody as the XRP custodian of the Trust’s XRP or BNY Mellon as the cash custodian of the Trust’s cash and cash equivalents as a result of the insolvency, business failure or interruption, default, failure to perform, security breach or other problems. Transferring maintenance responsibilities of the Trust’s accounts with the XRP Custodian and/or Cash Custodian to another party will likely be complex and could subject the Trust’s XRP to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. The Sponsor may not be able to find a party willing to serve as the XRP Custodian or Cash Custodian under the same terms as the current XRP Custody Agreement or Cash Custody Agreement, respectively. To the extent that Sponsor is not able to find a suitable party willing to serve as the XRP Custodian or Cash Custodian, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s XRP. In addition, to the extent that the Sponsor finds a suitable party but must enter into modified custodial services agreements that cost more, the value of the Shares could be adversely affected.

The XRP Custodian could become insolvent.

The Trust’s assets will be held in one or more accounts maintained for the Trust by the XRP Custodian and Cash Custodian. The XRP Custodian is not a depository institution as it is not insured by the FDIC. The insolvency of the XRP Custodian or of any broker, custodian bank or clearing corporation used by the XRP Custodian, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access, loss, theft and means of recourse in such scenarios. These risks are applicable to the Trust’s use of Coinbase Custody.

XRP held by the Trust is not subject to FDIC or SIPC protections.

The Trust is not a banking institution or otherwise a member of the FDIC or SIPC and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The undivided interests in the Trust’s XRP represented by the Shares in the Trust are not insured.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the Sponsor has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize the Trust’s intellectual property or technology, including the use of its business methods and trademarks, without permission. However, the Trust may not have adequate resources to implement procedures for monitoring unauthorized uses of their trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Trust or claim that the Trust has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Trust may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the Trust is successful and regardless of the merits, may result in significant costs, divert its resources from the Trust, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.\

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, the Trust is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of one or more of the Trust’s third-party service providers (including, but not limited to, the Administrator, Transfer Agent, the Sponsor, the XRP Custodian and the Cash Custodian) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of the Shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result. While the Trust has established business continuity plans, there are inherent limitations in such plans.

The Trust faces risks related to the outbreak of infectious diseases or other public health issues, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations.

Health crises caused by the outbreak of infectious diseases or other public health issues, may exacerbate other pre-existing political, social, economic, market and financial risks. The impact of any such events, could negatively affect the global economy, as well as the economies of individual countries or regions, the financial performance of individual companies, sectors and industries, and the markets in general in significant and unforeseen ways. Any such impact could adversely affect the prices and liquidity of the Shares.

For example, an outbreak of a respiratory disease designated as COVID-19 was first detected in China in December 2019 and subsequently spread internationally. The transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, and quarantines, as well as general concern and uncertainty that negatively affected the economic environment. These impacts also caused significant volatility and declines in global financial markets, including increased volatility and uncertainty in crypto markets, which have caused losses for investors. The emergence of new COVID variants or other infectious diseases could result in a substantial economic downturn or recession.

In addition, the operations of the Trust, the Sponsor and other service providers may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any such entity’s personnel. Any disruption of operations could adversely impact the price and liquidity of the Shares, including, without limitation, the Trust’s ability to process creation or redemption orders for Baskets.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Trust’s cybersecurity risk management is established and governed by the Sponsor. The Sponsor determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for the Trust and the Trust relies on the Sponsor for assessing, identifying and managing material risks to the Trust’s business from cybersecurity threats. The Sponsor’s cybersecurity policies and practices are set out in the Sponsor’s compliance manual and are reviewed on an annual basis. In addition, all officers of the Sponsor and all employees of Bitwise Asset Management, Inc. (“BAM”), the parent of the Sponsor, receive annual compliance training and annual cybersecurity training. Attendance at the annual cybersecurity training and the annual compliance training is tracked and recorded.

The Sponsor engages a selection of third-party experts (“Experts”) to assist its internal legal, compliance and engineering personnel in developing, implementing and testing its cybersecurity policies and procedures. The Experts assist in performing assessments, penetration tests and reviewed areas of potential vulnerability. In addition, the Experts work with the Sponsor to conduct cybersecurity training, exercises and quarterly internal phishing tests. The Sponsor uses the findings of such exercises and campaigns to improve its practices, procedures, and technologies. The Sponsor also engages the Experts to support its cybersecurity threat and incident response management and maintains information security risk insurance coverage.

The Sponsor conducts due diligence on the Experts and all third-party service providers both at the beginning of any contractual relationship and on an ongoing, periodic basis. The Sponsor reviews a selection of all of its service providers on an annual basis, with specific emphasis on any service providers deemed to be high risk and utilizes external compliance partners to assist with this review. As part of this review, the Sponsor tracks any identified deficiencies and requires that its third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards. The Sponsor also obtains contractual assurances from third-party service providers relating to their security responsibilities, controls, reporting, and roles and responsibilities as it pertains to cybersecurity incident response policies and notification requirements.While neither the Sponsor nor the Trust has experienced a material cybersecurity incident during the year ended December 31, 2025, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition.

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. The Sponsor utilizes the cybersecurity program of BAM, the parent of the Sponsor.

BAM's cybersecurity program is managed through a combination of internal leadership and specialized third-party support. BAM employs experienced internal cybersecurity personnel, including a Head of Security and a Senior IT & Security Engineer, who are responsible for cybersecurity strategy, risk management, incident response preparedness, and day-to-day security operations. This internal function is complemented by external cybersecurity firms that provide security advisory services, continuous endpoint detection and response monitoring, and threat intelligence. Senior management maintains oversight of cybersecurity risk through regular reporting, alerts generated by security tools deployed in BAM's information technology environment, and input from third-party security partners. This approach is designed to help BAM prevent, detect, mitigate, and remediate cybersecurity risks in a manner appropriate to its size and risk profile. In addition, BAM has a board of directors that is ultimately responsible for managing and directing the affairs of the Sponsor, including maintaining oversight of risks from cybersecurity threats. Mr. Kim, the Chief Technology Officer of BAM, serves on the BAM board of directors.

Item 2. Properties.

The Trust is a passive entity with no operations, and the Sponsor administers and manages the Trust as described under “Item 1. Business—Description of the Trust Agreement.” The principal office of the Sponsor is located at 250 Montgomery Street, Suite 200, San Francisco, CA 94104. The lease expires on March 1, 2027.

Item 3. Legal Proceedings.

There are no current, past, pending or, to the Sponsor’s knowledge, threatened legal proceedings or administrative actions either by or against the Trust or the Sponsor that could have a material effect on the Trust’s or the Sponsor’s business, financial condition, or operations or any current, past or pending trading suspensions by a securities regulator.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trust	Commencement of Trading	Ticker Symbol	Name of each exchange on which registered
Bitwise XRP ETF	November 20,2025	XRP	NYSE Arca

Holders

As of December 31, 2025, there was one holder of record of the Trust. This includes Cede & Co. as nominee for DTC for the Shares traded on the Exchange, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on the Exchange or transferred their eligible Shares to their brokerage accounts. Because all of the Trust’s Shares are currently held by brokers and other institutions on behalf of Shareholders, the Trust is unable to estimate the total number of Shareholders represented by the record holder.

Dividends

The Trust made no distributions to Shareholders during the period ended December 31, 2025. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

On November 19, 2025, the Trust’s Registration Statement on Form S-1 (File No.333-282465) was declared effective pursuant to which the Trust registered an unlimited number of Shares. The Trust’s Shares began trading on the Exchange on November 20, 2025 and since that date, through March 12, 2026 (excluding any redemptions), the Trust sold 18,090,000 Shares for aggregate proceeds of $390,263,381. The Trust seeks to use substantially all of the proceeds of the offering of Shares to make investments in XRP in a manner consistent with the Trust’s investment objective.

Recent Sales of Unregistered Shares

Prior to the commencement of operations on November 19, 2025, On October 10, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On November 19, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,277,445, at a per-Share price of $22.77.

Repurchases of Equity Securities by the Issuers and Affiliated Purchaser

The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust did not redeem any Creation Units (comprising 0 Shares) during the quarter ended December 31, 2025.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust’s actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Annual Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Annual Report.

Trust Overview

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on November 19, 2025 and the Shares of the Trust were listed on the Exchange on November 20, 2025.

Prior to the commencement of operations on November 19, 2025, on On October 10, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On November 19, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,277,445, at a per-Share price of $22.77.

The business and operations of the Trust are described above under Part I, Item I under the heading “Business”, which is incorporated into this Item by reference.

Results of Operations

Financial Information for the period from November 19, 2025 (commencement of operations) through December 31, 2025

For the period November 19, 2025 (commencement of operations) through December 31, 2025*

Investment income
Investment income	$—
Expenses
Sponsor Fee	73
Total Expenses	73
Less: Waivers and Reimbursement	(48)
Net Expenses	25
Net investment loss	(25)

Net realized and unrealized gain (loss)
Net change in unrealized appreciation (depreciation) on investment in XRP	(25,912)
Net realized and unrealized gain (loss)	(25,912)
Net increase (decrease) in net assets resulting from operations	$(25,937)

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee^

The Trust pays a unitary Sponsor Fee of 0.34% per annum of the Trust’s XRP holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of the Trust assets through December 19, 2025. The Sponsor Fee for the period from November 19, 2025 (commencement of operations) to December 31, 2025 was approximately $25.

Net Realized Gain (Loss) from XRP^

Net realized gain on the sale of XRP to pay the Sponsor Fee for the period from November 19, 2025 (commencement of operations) to December 31, 2025 was approximately $0.

Net realized loss on investment in XRP sold for redemptions for the period from November 19, 2025 (commencement of operations) to December 31, 2025 was approximately $0.

Net Change in Unrealized Appreciation (Depreciation) from XRP^

Net change in unrealized depreciation on investment in XRP for the period from November 19, 2025 (commencement of operations) to December 31, 2025 was approximately $25,912.

Net Increase (Decrease) in Net Assets resulting from Operations^

Net decrease in net assets resulting from operations for the period from November 19, 2025 (commencement of operations) to December 31, 2025 was approximately $25,937. This change was primarily due to a decrease in unrealized depreciation on investments in XRP, no change to net realized gain (loss), with a net realized and unrealized loss on investment in XRP of approximately $25,912, less the Sponsor Fee of $25, for the period from November 19, 2025 (commencement of operations) to December 31, 2025.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the ripple price during the respective period. For the period from November 19, 2025 (commencement of operations) to December 31, 2025, the net realized and unrealized loss on investment in XRP was driven by the XRPUSD_NY price depreciation from $2.03 per XRP as of November 19, 2025 (commencement of operations) to $1.82 per XRP as of December 31, 2025.

Net Assets^

As of December 31, 2025*, the Trust held a net closing balance of 131,223,200.0749 XRP with a total market value of $238,530 based on the XRPUSD_NY price of $1.82 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $239,758 based on the price of a XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.83, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $241,369 at December 31, 2025*, with a 10.14% decrease in Principal Market NAV per-share for the period from November 19, 2025 (commencement of operations) to December 31, 2025. The increase in net assets primarily resulted from the net increase in capital due to share activity, partially offset by the aforementioned XRP price depreciation and net decrease resulting from operations of $25,937.

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

^ Amounts displayed are in the ‘000s, except for per-share/coin references

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.34% per annum of the Trust’s XRP holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of Trust assets through December 19, 2025, and has been accruing at an annual rate of 0.34% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, XRP Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, XRP network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the XRP blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, XRP Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s XRP as necessary to pay such expenses. The cash proceeds of the sale are sent to the Sponsor to pay the expenses. Any remaining cash is distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and XRP. The Trust will not borrow to meet liquidity needs. See Part I, Item I under the heading “Business - Fees and Expenses” for an additional discussion of the Trust’s fees and expenses.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off‑Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the period from November 20, 2025 (commencement of operations) to December 31, 2025.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for XRP on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for XRP, which will be either the market the Trust normally transacts in for XRP or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for XRP in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Please refer to Note 2 to the financial statements included in this Annual Report for further discussion of the Trust’s accounting policies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor

Bitwise XRP ETF:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment of Bitwise XRP ETF (the Trust) as of December 31, 2025, and the related statements of operations, changes in net assets and cash flows for the period from November 19, 2025 (commencement of operations) through December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, the results of its operations, changes in its net assets, and its cash flows for the period November 19, 2025 (commencement of operations) through December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2025.

New York, New York
March 20, 2026

Bitwise XRP ETF

Statement of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

December 31, 2025*

Assets
Investment in XRP, at fair value (cost $265,678)	$239,758
Receivable for In-Kind Creations	1,636
Total assets	241,394

Liabilities
Sponsor Fee payable	25
Total liabilities	25

Net Assets	$241,369

Shares issued and outstanding, no par value, unlimited amount authorized	11,800,000
Principal Market NAV per share	$20.46

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Schedule of Investment

(Amounts in thousands, except quantity of XRP and percentages)

December 31, 2025*

	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP^	131,223,200.0749	$265,678	$239,758	99.33%
Total Investment		$265,678	239,758	99.33%
Assets in excess of liabilities			1,611	0.67%
Net Assets			$241,369	100.00%

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statement of Operations

(Amounts in thousands)

For the period November 19, 2025 (commencement of operations) through December 31, 2025*

Investment income
Investment income	$—
Expenses
Sponsor Fee	73
Total Expenses	73
Less: Waivers and Reimbursement	(48)
Net Expenses	25
Net investment loss	(25)

Net realized and unrealized gain (loss)
Net change in unrealized appreciation (depreciation) on investment in XRP	(25,912)
Net realized and unrealized gain (loss)	(25,912)
Net increase (decrease) in net assets resulting from operations	$(25,937)

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statement of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	For the period November 19, 2025 (commencement of operations) through December 31, 2025*

Increase (decrease) in net assets resulting from operations
Net investment gain (loss)	$(25)
Net change in unrealized appreciation (depreciation) on investment in XRP	(25,912)
Net increase (decrease) in net assets resulting from operations	(25,937)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	267,306
Net increase (decrease) in net assets resulting from capital share transactions	267,306
Total increase (decrease) in net assets from operations and capital share transactions	241,369
Net assets
Beginning of period	—	(1)
End of period	$241,369

Shares issued and redeemed
Shares issued	11,800,000
Shares redeemed	(8)
Net increase (decrease) in Shares issued and outstanding	11,799,992

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

(1) On October 10, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On November 19, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,277,445, at a per-Share price of $22.77.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statement of Cash Flows

(Amounts in thousands)

	For the period November 19, 2025 (commencement of operations) through December 31, 2025*

Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(25,937)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(148,288)
Net change in unrealized (appreciation) depreciation on investment in XRP	25,912
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	25
Net cash provided by (used in) operating activities	(148,288)

Cash flow from financing activities
Creations for Shares issued	148,288
Net cash provided by (used in) financing activities	148,288

Net increase (decrease) in cash	—
Cash, beginning of period	—	(1)
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of XRP	$117,382

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

(1) On October 10, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares").

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Notes to Financial Statements

December 31, 2025

1. Organization

Bitwise XRP ETF (the “Trust”) is an investment trust organized on October 31, 2025 under Delaware law pursuant to a First Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s primary investment objective is to seek to provide exposure to the value of XRP held by the Trust, less the expenses of the Trust’s operations, which is generally just the sponsor’s management fee. In seeking to achieve its primary investment objective, the Trust’s sole asset is XRP. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “XRP,” providing investors with an efficient means to obtain market exposure to the price of XRP.

Bitwise Investments Advisers, LLC (the "Sponsor"), a wholly-owned subsidiary of Bitwise Asset Management, Inc. ("BAM") serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified management fee.

Delaware Trust Company acts as the trustee of the Trust (the “Trustee”) for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

The statement of assets and liabilities and schedule of investment as of December 31, 2025, and the statements of operations, cash flows, and changes in net assets for the period from November 19, 2025 (commencement of operations) through December 31, 2025, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period from November 19, 2025 (commencement of operations) through December 31, 2025 have been made.

Prior to the commencement of operations on November 19, 2025, on October 10, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On November 19, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,277,445, at a per-Share price of $22.77.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing unrestricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in XRP. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in XRP.

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Fair Market NAV"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for XRP in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that XRP is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives XRP in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets ("Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, "Digital Asset Markets").

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are US accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transact on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market. For the year ended December 31, 2025, this sort was performed for Digital Asset Markets for the period mid-November through mid-December 2025.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. ET for XRP to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of December 31, 2025, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The cost basis of the XRP received by the Trust in connection with a creation order is recorded by the Trust at the fair value of XRP at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

At December 31, 2025, the principal market and the principal market price for XRP, which is composed of the majority of the Trust’s assets as of December 31, 2025, was Coinbase, with a price of $1.83.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust's assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025* (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in XRP, at fair value	$239,758	$—	$—	$239,758

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the XRP and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per-share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of December 31, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of XRP

As of December 31, 2025*, the Trust held a net closing balance of 131,223,200.0749 XRP with a total market value of $238,530 based on the XRPUSD_NY price of $1.82 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $239,758 based on the price of a XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.83, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of XRP and the respective fair value for the period from November 19, 2025 (commencement of operations) through December 31, 2025*:

	Quantity of XRP	Fair Value
Beginning balance as of November 19, 2025 (commencement of operations)*	0.0000	$—
Purchases	72,553,177.4122	148,288
In-Kind Creations	58,670,022.6627	117,382
Change in unrealized appreciation (depreciation) on investment in XRP	—	(25,912)
Ending balance as of December 31, 2025	131,223,200.0749	$239,758

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.34% per annum of the Trust’s XRP holdings. For the one-month period commencing on November 20, 2025, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through December 19, 2025.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee began accruing daily, and will be payable in XRP monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.34% annualized rate to the Trust’s total XRP holdings, and the amount of XRP payable in respect of each daily accrual shall be determined by reference to the Trust's valuation policy. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of XRP will be transferred from the Trust XRP Account to the Sponsor XRP Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the fair value price on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transferring of XRP to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, XRP Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, XRP network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the XRP blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, XRP Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

5. Creation and Redemption of Shares

The Trust may either create and redeem Shares in-kind for XRP (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of XRP attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of XRP represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of XRP to be distributed in-kind (in the case of an In-Kind Redemption) or sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption).

The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee (“Authorized Participant Designee”) deposits XRP directly with the Trust or receives XRP directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into the Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

Receivable for In-Kind Creations or payable for In-Kind Redemptions, as may be disclosed on the Statement of Assets and Liabilities, represents the value of XRP covered by contractually binding orders for the creation, or redemption of Shares where the XRP has not yet been transferred to or out of the Trust's account.

6. Concentration of Risk

Substantially all the Trust’s assets are holdings of XRP, which creates a concentration risk associated with fluctuations in the price of XRP. Accordingly, a decline in the price of XRP will have an adverse effect on the value of the Shares of the Trust. The trading prices of XRP have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of XRP, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of XRP and the Shares may include an increase in the global XRP supply or a decrease in global XRP demand; market conditions of, and overall sentiment towards, the crypto assets and blockchain technology industry; trading activity on crypto asset exchanges, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of XRP as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the XRP network, and their ability to meet user demands; manipulative trading activity on crypto asset exchanges, which, in many cases, are largely unregulated; and forks in the XRP network, among other things.

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

For the period November 19, 2025 (commencement of operations) through December 31, 2025*
Principal Market NAV per-share, beginning of period	$22.77
Net investment income (loss) [1]	—
Net realized and change in unrealized gain (loss) on investment in XRP	(2.31)
Net change in net assets from operations	(2.31)
Principal Market NAV per-share, end of period	$20.46

Total return, at net asset value [2]	(10.14)%

Ratios to average net assets
Net investment income (loss)	(0.12)%[3,4]
Gross expenses	0.34%[3,4]
Net expenses	0.12%[3,4]

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

1.
Calculated using average shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.
3.
Annualized.
4.
For the one-month period starting on November 20, 2025, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through December 19, 2025.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

9. Indemnifications

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

10. Subsequent Events

The Trust has evaluated subsequent events through March 20, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial and accounting officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

During the period covered by this Annual Report, no officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act).

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

Bitwise Investment Advisers, LLC is the Sponsor of the Trust, and has the sole responsibility for the implementation of the Trust’s investment strategy, in accordance with the Trust’s investment objectives, policies, and restrictions, pursuant to the Trust Agreement and the Sponsor Agreement.

The Sponsor is neither an investment adviser registered with the SEC, nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act of 1940 or the Commodity Exchange Act. Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of BAM, the parent of the Sponsor. The Sponsor had 93 employees as of December 31, 2025.

The Sponsor’s Role

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement and Sponsor Agreement. This includes, but is not limited to, (i) purchasing and selling XRP on behalf of the Trust, (ii) preparing and providing periodic reports and financial statements on behalf of the Trust for Shareholders, (iii) processing creation and redemption orders for Shares and coordinating the processing of such orders, with the assistance of the Administrator, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to withdraw the Trust’s XRP as needed to pay Trust Expenses or effectuate a sale of XRP in connection with a redemption of Shares, and (vi) upon any dissolution of the Trust, distributing the Trust’s cash proceeds from the sale of the Trust’s remaining XRP to the owners of record of the Shares.

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the custodians and its agents. As a result, the officers of the Sponsor may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor

BAM has a board of directors (the “Board”). The Board consists of Corey Mulloy, Hunter Horsley, and Hong Kim. The Board does not have a separately-designated standing audit committee.

The following individual is a non-employee director of BAM:

Corey Mulloy, 54, has served as a Director of BAM since BAM's inception. Mr. Mulloy serves as a General Partner at Highland Capital Partners, which he joined in 1997. Additionally, Mr. Mulloy currently serves on the boards of ArmorCode, Gigamon, ZeroFox and Malwarebytes. Mr. Mulloy also serves as a member of the Swarthmore College Investment Committee. Mr. Mulloy earned a Bachelor of Arts in Economics from Swarthmore College in 1994 and a Masters of Business Administration from Harvard Business School in 2001.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 35, is the President and Treasurer of the Sponsor and has served in such capacity since the Sponsor's inception. Mr. Horsley is also a Director and the Chief Executive Officer of BAM and has served in such capacity since BAM's inception. Mr. Horsley has also served as the Chief Executive Officer of BAM since October 2016. Prior to the Sponsor, Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 40, is the Chief Operating Officer and Corporate Secretary of the Sponsor and has served in such capacity since the Sponsor’s inception. Mr. Fusaro has also served as the President of BAM since January 2021. Prior to the Sponsor, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the exchange-traded fund issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy exchange traded funds, mutual funds, and separately managed accounts. Prior to that, from 2009 to 2013, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co. Since 2022, Mr. Fusaro has served as the Chairman of the Board of Trustees of Bitwise Funds Trust. Mr. Fusaro is a graduate of Providence College.

James Bebrin III, 40, is a Vice President of the Sponsor and has served in such capacity since November 2025. Mr. Bebrin is also the Principal Financial Officer, Asset Management Products, for BAM and has served in such capacity since August 2025. Mr. Bebrin previously served as Director, Head of Controls and Fund Administration, at BAM since September 2021. Prior to BAM, Mr. Bebrin previously served as a Fund Manager of WisdomTree Asset Management from 2015 to 2021.

Phuong Black, 47, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Black is also the Director, Head of Investment Operations, for BAM and has served in such capacity since April 2023. Ms. Black previously served as Director, Head of Fund Operations, at BAM since April 2023 and Operations Manager since January 2022. Prior to joining BAM, Ms. Black was Vice President at BlackRock from 2014 to 2021.

Johanna Collins-Wood, 39, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Collins-Wood is also the General Counsel and Head of Compliance, U.S. Asset Management, for BAM, and has served in such capacity since November 2025. Ms. Collins-Wood previously served as Deputy General Counsel at BAM from December 2024 to November 2025 and as Senior Counsel at BAM from 2021 to December 2024. Prior to joining BAM, Ms. Collins-Wood was a senior associate in the fintech and financial services practice group at Wilson, Sonsini, Goodrich & Rosati, LP from 2019 to 2021. Before that, she was an associate in the corporate group at Troutman Pepper Locke LLP from 2017 to 2019. Ms. Collins-Wood began her career as an associate in the capital markets group at Davis Polk & Wardwell LLP in 2013.

The following individuals are executive officers of BAM, the parent of the Sponsor:

•
Hunter Horsley, 35, also the Chief Executive Officer of BAM and has served in such capacity since BAM's inception in October 2016.
•
Paul "Teddy" Fusaro, 40, is also the President of BAM and has served in such capacity since April 2018. Previously, he served as the Chief Operating Officer at BAM.
•
Matthew Hougan, 49, is the Chief Investment Officer of BAM, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at BAM since February 2018. Prior to BAM, Mr. Hougan served as the Chief Executive Officer of Inside ETFs and Managing Director of Global Finance at Informa PLC, an FTSE 100 company. Before that, he served as the Chief Executive Officer of ETF.com, a venture-backed start-up that was sold in three separate transactions, with the data business sold to FactSet in 2015, the Events business sold to Informa in 2015, and the Media business sold to BATS Global Markets in early 2016. Mr. Hougan also served as the editor for nine years of the Journal of Indexes. Mr. Hougan is a three-time member of Barron’s ETF Roundtable and co-author of the CFA (Chartered Financial Analyst) Institute’s monograph on exchange-traded funds. Mr. Hougan is a graduate of Bowdoin College.
•
Hong Kim, 34, is a Director and the Chief Technology Officer of BAM and has served in such capacity since BAM’s inception in October 2016. Prior to BAM, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google's back-end infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

Family Relationships

There are no family relationships among the executive officers.

Duties of the Sponsor and Indemnification

The general fiduciary duties which would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are replaced by the terms of the Trust Agreement (to which terms all shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Sponsor will not be under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any XRP or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or any other Indemnified Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) will be indemnified by the Trust and held harmless against any loss, liability or expense incurred hereunder without gross negligence, bad faith, or willful misconduct on the part of such Sponsor Indemnified Party arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement. Any amounts payable to a Sponsor Indemnified Party under Section 4.06 of the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefore by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties as provided herein will survive the termination of the Trust Agreement.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) will be entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under state or federal securities laws) of any kind and nature whatsoever (collectively, “Losses”), to the extent that such Losses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust will not be required to indemnify any Indemnified Person for any Losses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person. The obligations of the Sponsor and the Trust to indemnify the Indemnified Persons as provided herein will survive the termination of the Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a Shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Sponsor has a code of ethics that applies to its executive officers and agents (the “Code of Ethics”). The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Insider Trading Policy

The Sponsor has adopted insider trading policies and procedures (the “Insider Trading Policy”) that apply to the Sponsor’s directors, officers and employees. The Insider Trading Policy governs the purchase and sale or other dispositions of certain investment products and is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed hereto as Exhibit 19.1.

Compensation Recovery Policy

The Sponsor has adopted a recovery policy for erroneously awarded incentive-based compensation (the “Compensation Recovery Policy”) that establishes a framework for the potential recovery of erroneously awarded incentive-based compensation in the event that officers of the Sponsor are granted such compensation in the future. The Compensation Recovery Policy aims to promote accountability, safeguard the interests of investors and ensure compliance with applicable regulations. A copy of the Compensation Recovery Policy is filed hereto as Exhibit 97.1.

The Code of Ethics, the Insider Trading Policy, and the Compensation Recovery Policy are available, without charge, by written request to the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or by calling the Sponsor at (415) 707-3663.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the members or officers of the Sponsor receive compensation (including in the form of equity award grants) from the Trust. Accordingly, the Trust has no specific policy or practice on the timing of grants of equity awards in relation to the disclosure of material nonpublic information.

The Trust pays the Sponsor the unitary Sponsor Fee of 0.34% per annum of the Trust’s XRP holdings. The Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through December 19, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plan and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers, or employees. The following table sets forth certain information with respect to beneficial ownership of the shares for each director and executive officer of the Sponsor owning the Trust’s Shares. There were no such persons beneficially owning more than five percent (5%) of the Trust’s Shares as of December 31, 2025.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 2, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Hunter Horsley	*	*

* Represents beneficial ownership of less than 1%

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Bitwise Asset Management, Inc., 250 Montgomery Street, Suite 200, San Francisco, CA 94104.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust has no officers or directors. There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that shareholders have, by subscribing for Shares of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and BAM are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers may receive fees for providing services to the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate it/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

Seed Capital Investors

Prior to the commencement of operations on November 19, 2025, on October 10, 2025, BAM, the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on October 10, 2025.

Proprietary and Individual Trading/Other Clients

The Sponsor and its respective officers, directors, employees and/or affiliates (and the affiliates’ officers, directors and employees) may trade in the XRP, XRP futures and related contracts, other XRP -linked derivatives, or other markets for their own accounts and for the accounts of their clients at the same time that the Sponsor is managing the Trust, and in doing so, subject to their fiduciary duties, may from time-to-time, take positions in their proprietary accounts which are opposite to those held by the Trust or ahead of the Trust and may compete with the Trust for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Trust. Further, such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the XRP held by the Trust and, consequently, on the market value of XRP. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust or its Shares. The Sponsor has adopted policies and procedures that identify the conflicts of interest associated with such trading of XRP, XRP futures and related contracts or other XRP -linked derivatives. These policies are intended to prevent conflicts of interest occurring where the Sponsor or their principals, officers, directors or employees could give preferential treatment to their own accounts or trade their own accounts ahead of or against the Trust. Pursuant to these policies, all principals, officers, directors and employees of the Sponsor, and their family members, must receive prior written clearance from the Sponsor’s chief compliance officer before entering into a transaction in XRP, XRP futures or any other XRP -linked derivative if such transaction exceeds $4,999 in current market value. To the extent any such transaction constitutes a purchase of XRP, XRP futures or other XRP-linked derivative exceeds $4,999 in current market value, the policies require that such XRP, XRP futures or XRP-linked derivative must be held for 60 days before it can be traded or sold.

Resolution of Conflicts Procedures

The Trust Agreement provides that whenever a conflict of interest exists between the Sponsor or any of its affiliates, on the one hand, and the Trust or any Shareholders or any other person, on the other hand, the Sponsor will resolve such conflict of interest considering the relative interest of each party (including its own interest) and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable accepted accounting practices or principles.

Director Independence

As a statutory trust, the Trust does not have a board of directors.

Item 14. Principal Accounting Fees and Services.

(1)
to (4). Fees for services performed by KPMG LLP (“KPMG”) for the period ended December 31, 2025 were as follows:

Period ended December 31, 2025*
Audit Fees	$153,000
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Combined Trust:	$153,000

*Audit fees for the period ended December 31, 2025, consist of contractual fees payable to KPMG for the audit of the Trust’s October 10, 2025 financial statements included in the Trust’s Registration Statement on Form S-1 (Registration No. 333-282465), which was declared effective by the SEC on November 19, 2025 under the 1933 Act, for the December 31, 2025 annual financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2025. Audit related fees were related to audit consent letters for additional SEC filings for the Trust.

(5)
The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. The Sponsor approved all of the services provided by KPMG described above.

The Sponsor pre-approves all audit and permissible non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(1)

For a list of the financial statements included herein, see Index to the Financial Statements on page 84 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

(3)

Exhibits:

Exhibit Number	Description
3.1	Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-282465) filed by the Registrant on October 2, 2024.
3.2	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 282465) filed by the Registrant on October 2, 2024.
3.3

First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.

10.1	Sponsor Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 282465) filed by the Registrant on October 31, 2025.
10.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.
10.3	Marketing Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.
10.4

Prime Execution Agreement (with XRP Custody Agreement and Trade Financing Agreement included as exhibits thereto) incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.

10.5	Amendment to the Prime Execution Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.
10.6	Cash Custody Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.
10.7	Fund Administration and Accounting Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.
10.8	Transfer Agency and Service Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.
10.9

Form of Master Purchase and Sale Agreement for Digital Assets incorporated by reference to Exhibit 10.09 of the Registration Statement on Form S-1/A (File No. 333-282465) filed by the Registrant on October 31, 2025.

19.1*	Insider Trading Policy

31.1*	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934
31.2*	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934
32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1*	Recovery Policy for Erroneously Awarded Incentive-Based Compensation
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith.

** These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise XRP ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

Item 16. Form 10‑K Summary.

None.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Annual Report, including the consolidated financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

1934 Act: The Securities Exchange Act of 1934, as amended.

Administration Agreement: the Trust Administration and Accounting Agreement with BNY Mellon.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Agent Execution Model: The model whereby the Prime Execution Agent, acting in an agency capacity, conducts XRP purchases and sales on behalf of the Trust with third parties through its Coinbase prime service pursuant to the Prime Execution Agreement.

Airdrops: A method to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets.

Auditor: KPMG LLP.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

AUL: Authorized User List.

BAM: Bitwise Asset Management, Inc., the parent company of the Sponsor.

Basket: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

Basket Amount: The quantity of XRP attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000).

Benchmark Provider: CF Benchmarks Ltd.

BNY Mellon: The Bank of New York Mellon, a national association bank in New York.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon.

CFTC: U.S. Commodity Futures Trading Commission.

CME: The Chicago Mercantile Exchange.

Code: Internal Revenue Code of 1986.

Cold Storage Account: A crypto asset custody account in which the associated private cryptographic keys are generated and stored in an offline environment that is not connected to the internet.

Constituent Platforms: The major XRP trading platforms that serve as the pricing sources for the calculation of the CME CF XRP Reference Rate - New York Variant and CME CF XRP Real Time Index.

Cryptocurrency: A token such as XRP that is the native asset of a crypto asset network.

Crypto Asset: A token, such as cryptocurrency, that is the native asset of or issued on a digital network and secured using public and private key cryptography or similar cryptographic credentials.

CVC: Convertible virtual currency.

dApps: Decentralized applications.

DeFi: Decentralized finance.

Digital Asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public private key cryptography or similar cryptographic credentials.

DTC: The Depository Trust Company, the securities depository for the Shares.

DTC Participant: An entity that has an account with DTC.

DSTA: Delaware Statutory Trust Act.

ERISA: Employee Retirement Income Security Act of 1974.

EST: Eastern Standard Time.

ETP: Exchange-traded product.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury with the mandate to regulate financial institutions as money service businesses in the U.S.

FINRA: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

Forked Asset: The crypto asset resulting from a "hard fork" that is not XRP, as determined by the Sponsor in its discretion as set forth in the Trust Agreement. The holder of XRP at the time of a Network Fork may use its XRP network private key to access the Forked Asset on the new network, typically through the use of the modified version of the XRP network software that created the Network Fork (or the legacy version of the XRP network software if the new version is determined to be XRP).

GAAP: The generally accepted accounting principles of the United States.

GENIUS Act: Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025.

Hard Fork: A backward-incompatible change to a blockchain protocol such that nodes running the prior version of the software will reject blocks produced under the new rules.

Hot Storage Account: A crypto asset custody account maintained in which the associated private cryptographic keys are generated and stored in an online environment connected to the internet.

Incidental Right: A right to receive a benefit of a fork or airdrop.

Indemnified Person: The Trustee or any officer, affiliate, director, employee, or agent of the Trustee, for the purposes of indemnification provisions of the Trust Agreement.

Indirect Participants: Banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly.

Insignificant Participation Exception: An exception to the designation of certain assets under the Plan Asset Rules, where the investment by all benefit plan investors relating to such assets is not significant or other exceptions apply.

Investment Company Act: Investment Company Act of 1940.

IRA: An individual retirement account that is a tax-qualified retirement plan under the Code.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

ITV: Indicative Trust Value.

JOBS Act: The Jumpstart Our Business Startups Act.

Losses: The losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever of an Indemnified Person or Sponsor Indemnified Party, as applicable, that are eligible for indemnification pursuant to the Trust Agreement.

Marketing Agent: Foreside Fund Services, LLC.

MiCA: Markets in Crypto-Assets Regulation.

NAV: Net asset value of the Trust, which is a non-GAAP metric and is determined each business day by valuing the Trust's XRP using the Pricing Benchmark, less the Trust's accrued but unpaid expenses.

Network Fork: A change to the protocol of a blockchain network that results in a divergence in the network’s transaction history or consensus rules, which may create two or more separate versions of the blockchain operating simultaneously.

OFAC: Office of Foreign Assets Control.

OTC: Over-the-counter, which refers to transactions that occur bilaterally between a purchaser and a seller, rather than through an exchange or clearing house.

Plan: An “employee benefit plan” as defined in, and subject to the fiduciary responsibility provisions of, ERISA or of a “plan” as defined in and subject to Section 4975 of the Code.

Plan Asset Rules: Rules promulgated pursuant to ERISA for determining when an investment by a Plan in an entity will result in the underlying assets of such entity being assets of the Plan for purposes of ERISA and Section 4975 of the Code.

Plan Fiduciaries: Fiduciaries with investment discretion over a Plan.

Prime Execution Agent: Coinbase, Inc., an affiliate of the XRP Custodian.

Prime Execution Agreement: The agreement between Coinbase, Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase, Inc., and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

Pricing Benchmark: CME CF XRP Reference Rate - Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of XRP as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms to reflect the performance of XRP in U.S. dollars.

Principal Market NAV: The net asset value of the Trust determined on a GAAP basis.

Publicly-Offered Security Exception: An exception to the designation of certain assets under the Plan Asset Rules, where such assets are publicly-offered securities.

Purchase Order: An order to purchase one or more Baskets.

Purchase Order Cut-Off Time: The time at which Purchase Orders must be placed on a Business Day for that Business Day to constitute the Purchase Order Date.

Purchase Order Date: The Business Day on which a Purchase Order is accepted by the Transfer Agent.

Redemption Order: An order to redeem one or more Baskets.

Redemption Order Cut-Off Time: The time at which Redemption Orders must be placed on a Business Day for that Business Day to constitute the Redemption Order Date.

Redemption Order Date: The Business Day on which a Redemption Order is accepted by the Transfer Agent.

Register: The record of all Shareholders and holders of the Shares in certificated form kept by the Transfer Agent.

SEC (or Commission): The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Shares: The eight (8) Shares used to seed the Trust.

Seed Capital Investor: Bitwise Asset Management, Inc.

Shares: Common shares representing units of undivided beneficial ownership of the Trust.

Shareholders: Holders of Shares.

Sponsor: Bitwise Investment Advisers, LLC, a Delaware limited liability company, which controls the investments and other decisions of the Trust.

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Sponsor Fee: The unitary management fee of 0.34% per annum of the Trust’s XRP holdings the Trust agreed to pay to the Sponsor.

Sponsor Indemnified Party: The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries, for the purposes of indemnification under the Trust Agreement.

Sponsor XRP Account: The custody account in the name of the Sponsor held with the XRP Custodian, in which the Sponsor receives payment in XRP of its management fee from the Trust XRP Account.

Trade Credit: The Trust may borrow XRP or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

Trade Credit Lender: Coinbase Credit, Inc.

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Transfer Agent: Bank of New York Mellon.

Trust: The Bitwise XRP ETF.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise XRP ETF, entered into by the Sponsor and the Trustee.

Trust-Directed Trade Model: The model whereby the Sponsor purchases and sells XRP through the use of an XRP Trading Counterparty.

Trust XRP Account: The custody account in the name of the Trust held with the XRP Custodian, in which Trust XRP Account the Trust’s XRP assets are held.

Trustee: Delaware Trust Company, a Delaware trust company.

UCC: Uniform Commercial Code.

U.S.: The United States of America.

XRP: The native unit of account and medium of exchange on the XRP network.

XRP Custodian: Coinbase Custody Trust Company, LLC, a New York State limited liability trust company.

XRP Custody Agreement: The custody agreement between the XRP Custodian and and the Trust pursuant to which the Trust XRP Agreement is established.

XRP Trading Counterparties: Nonco LLC and Cumberland DRW LLC

XRR: CME CF XRP - Dollar Reference Rate.

Validators: Independent nodes that utilize a consensus protocol to propose and vote on transaction sets to ensure the ledger stays consistent without the use of proof-of-stake or mining.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise XRP ETF

By:	/s/ Paul Fusaro
Name:	Paul Fusaro
Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
Name:	James Bebrin III
Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: March 20, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.