Form 10-Q
period 2026-03-31
Bitwise XRP ETF
filed 2026-05-08
CIK 2039525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-42963

Bitwise XRP ETF

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-7062645
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including ZIP code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise XRP ETF Shares	XRP	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 20,240,000 outstanding shares as of May 4, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Bitwise XRP ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the special considerations discussed in this Quarterly Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of XRP and other digital assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and
•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

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
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
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

Bitwise XRP ETF

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the XRP industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Statement Regarding Forward-Looking Statements.”

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise XRP ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investment in XRP, at fair value (cost $371,842 and $265,678 as of March 31, 2026 and December 31, 2025, respectively)	$261,933	$239,758
Receivable for In-Kind Creations	—	1,636
Total assets	261,933	241,394

Liabilities
Sponsor Fee payable	78	25
Total liabilities	78	25

Net Assets	$261,855	$241,369

Shares issued and outstanding, no par value, unlimited amount authorized	17,420,000	11,800,000
Principal Market NAV per Share	$15.03	$20.46

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Schedules of Investment

(Amounts in thousands, except quantity of XRP and percentages)

March 31, 2026 (unaudited)

	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP^	194,904,778.0246	$371,842	$261,933	100.03%
Total investment		$371,842	261,933	100.03%
Assets in excess of liabilities			(78)	(0.03)%
Net Assets			$261,855	100.00%

December 31, 2025
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP^	131,223,200.0749	$265,678	$239,758	99.33%
Total investment		$265,678	239,758	99.33%
Assets in excess of liabilities			1,611	0.67%
Net Assets			$241,369	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statement of Operations

(Amounts in thousands)

For the three months ended March 31, 2026*
(unaudited)
Investment income
Investment income	$—
Expenses
Sponsor Fee	232
Total expenses	232
Less: waivers and reimbursement	—
Net expenses	232
Net investment loss	(232)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in XRP transferred to pay Sponsor Fee	7
Net realized gain (loss) on In-Kind Redemptions of XRP	470
Net realized gain (loss) on investment in XRP sold for redemptions	(7,954)
Net change in unrealized appreciation (depreciation) on investment in XRP	(83,989)
Net realized and unrealized gain (loss)	(91,466)
Net increase (decrease) in net assets resulting from operations	$(91,698)

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statement of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

For the three months ended March 31, 2026*
(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment gain (loss)	$(232)
Net realized gain (loss) on investment in XRP transferred to pay Sponsor Fee	7
Net realized gain (loss) on In-Kind Redemptions of XRP	470
Net realized gain (loss) on investment in XRP sold for redemptions	(7,954)
Net change in unrealized appreciation (depreciation) on investment in XRP	(83,989)
Net increase (decrease) in net assets resulting from operations	(91,698)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	130,310
Redemptions for Shares redeemed	(18,126)
Net increase (decrease) in net assets resulting from capital share transactions	112,184
Total increase (decrease) in net assets from operations and capital share transactions	20,486
Net assets
Beginning of period	241,369
End of period	$261,855

Shares issued and redeemed
Shares issued	6,730,000
Shares redeemed	(1,110,000)
Net increase (decrease) in Shares issued and outstanding	5,620,000

* No comparative financial statements have been provided as the Trust’s operations commenced on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statement of Cash Flows

(Amounts in thousands)

For the three months ended March 31, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(91,698)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(95,112)
Proceeds from XRP sold	14,477
Transfer of XRP to pay Sponsor Fee	179
Net realized (gain) loss from investment in XRP transferred to pay Sponsor Fee	(7)
Net realized gain (loss) on In-Kind Redemptions of XRP	(470)
Net realized (gain) loss from investment in XRP sold for redemptions	7,954
Net change in unrealized (appreciation) depreciation on investment in XRP	83,989
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	53
Net cash provided by (used in) operating activities	(80,635)

Cash flows from financing activities
Creations for Shares issued	95,113
Shares redeemed	(14,478)
Net cash provided by (used in) financing activities	80,635

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of XRP	$36,833
In-Kind Redemptions of XRP	$3,648

* No comparative financial statements have been provided as the Trust’s operations commenced on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Notes To Financial Statements

March 31, 2026 (Unaudited)

1. Organization

Bitwise XRP ETF (the “Trust”) is an investment trust organized on October 31, 2025 under Delaware law pursuant to a First Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s primary investment objective is to seek to provide exposure to the value of XRP held by the Trust, less the expenses of the Trust’s operations, which is generally just the Sponsor Fee. In seeking to achieve its primary investment objective, the Trust’s sole asset is XRP. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “XRP,” providing investors with an efficient means to obtain market exposure to the price of XRP.

Bitwise Investment Advisers, LLC (the "Sponsor"), a wholly-owned subsidiary of Bitwise Asset Management, Inc. ("BAM") serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified management fee.

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

The statements of assets and liabilities and schedules of investment as of March 31, 2026, and the statement of operations, cash flows, and changes in net assets for the three months ended March 31, 2026, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month period ended March 31, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for XRP in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that XRP is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market. For the period ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

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

As of March 31, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At March 31, 2026, the principal market and the principal market price for XRP, which is composed of the majority of the Trust’s assets as of March 31, 2026, was Coinbase with a price of $1.34.

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets
Investments in XRP, at fair value	$261,933	$—	$—	$261,933

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments in XRP, at fair value	$239,758	$—	$—	$239,758

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions;

compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of XRP

As of March 31, 2026, the Trust held a net closing balance of 194,904,778.0246 XRP with a total market value of $261,531 based on the CME CF XRP-Dollar Reference Rate - New York Variant ("XRPUSD_NY") price of $1.34 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $261,933 based on the price of XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.34, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of XRP and the respective fair value for the three-month period ended March 31, 2026:

	Quantity of XRP	Fair Value
Beginning balance as of December 31, 2025	131,223,200.0749	$239,758
Purchases	54,726,143.5775	95,112
In-Kind Creations	21,488,251.6856	36,833
Sales for the redemption of Shares	(9,734,709.9410)	(14,477)
In-Kind Redemptions	(2,685,061.9016)	(3,648)
XRP transferred for Sponsor Fee	(113,045.4708)	(179)
Net realized gain (loss) on investment in XRP transferred to pay Sponsor Fee		7
Net realized gain (loss) on In-Kind Redemptions of XRP	—	470
Net realized gain (loss) on investment in XRP sold for redemptions	—	(7,954)
Change in unrealized appreciation (depreciation) on investment in XRP	—	(83,989)
Ending balance as of March 31, 2026	194,904,778.0246	$261,933

Additions during the year primarily represent XRP purchased due to creations into the Trust and in-kind creations. Dispositions during the year represent XRP sold as a result of shareholder redemptions from the Trust. In addition, XRP was transferred to pay the Sponsor Fee of the Trust. For the three months ended March 31, 2026, the Trust recognized net realized losses of $7,478,655, which represents the net of cumulative realized gains of $479,385 and cumulative realized losses of 7,958,040.

As of December 31, 2025, the Trust held a net closing balance of 131,223,200.0749 XRP with a total market value of $238,530 based on the XRPUSD_NY price of $1.82 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $239,758 based on the price of XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.83, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of XRP and the respective fair value for the period from November 19, 2025 (commencement of operations) through December 31, 2025:

	Quantity of XRP	Fair Value
Beginning balance as of November 19, 2025 (commencement of operations)	0.0000	$—
Purchases	72,553,177.4122	148,288
In-Kind Creations	58,670,022.6627	117,382
Change in unrealized appreciation (depreciation) on investment in XRP	—	(25,912)
Ending balance as of December 31, 2025	131,223,200.0749	$239,758

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.34% per annum of the Trust’s XRP holdings. For the one-month period commencing on November

20, 2025, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through December 19, 2025.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee began accruing daily, and will be payable in XRP monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.34% annualized rate to the Trust’s total XRP holdings, and the amount of XRP payable in respect of each daily accrual shall be determined by reference to the XRPUSD_NY price. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of XRP will be transferred from the Trust XRP Account to the Sponsor XRP Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the XRPUSD_NY price on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transferring of XRP to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, XRP Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for XRP for which qualified custody is available (the “XRP Custodian”). The XRP Custodian is subject to change in the sole discretion of the Sponsor. Temporary differences in the quantity of XRP held by the XRP Custodian from the amounts reflected in the financial statements may occur. These differences are due to pending settlement of XRP trades with the XRP Custodian, which generally occurs within two business days of the trade date.

Payable for XRP purchased represents the quantity of XRP purchased for the creation of Shares where the XRP has not yet settled.

	March 31, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for XRP purchased	$—	$—

Receivable for XRP sold represents the quantity of XRP sold for the redemption of Shares where the XRP has not yet been settled.

	March 31, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for XRP sold	$—	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

For the three months ended March 31, 2026
Principal Market NAV per-share, beginning of period	$20.46
Net investment income (loss) [1]	(0.01)
Net realized and change in unrealized gain (loss) on investment in XRP	(5.42) [2]
Net change in net assets from operations	(5.43)
Principal Market NAV per-share, end of period	$15.03

Total return, at net asset value [3]	(26.54)%

Ratios to average net assets [4]
Gross expenses	0.34%
Net expenses	0.34%
Net investment income (loss)	(0.34)%

* No comparative financial statements have been provided as the Trust commenced operations on November 19, 2025.

1.
Calculated using average Shares outstanding.
2.
Because of the timing of subscriptions and redemptions in relation to fluctuating markets at value, the amount shown may not agree with the change in aggregate gains and losses.
3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of Share transactions from the Trust. Total return for the period is not annualized.
4.
Annualized.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selected members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

10. Subsequent Events

The Trust has evaluated subsequent events through May 8, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust’s actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Quarterly Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Quarterly Report.

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

The Trust is an exchange-traded product that issues common shares of beneficial interest (“Shares”) that are listed on NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “XRP.” The Trust’s investment objective is to seek to provide exposure to the value of XRP held by the Trust, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust will hold XRP and establish its net asset value (“NAV”) by reference to the CME CF XRP - Dollar Reference Rate - New York Variant (“Pricing Benchmark”). The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

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

Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “XRP Custodian”) serves as the custodian for the Trust’s XRP holdings and is responsible for the secure safekeeping of the Trust’s XRP pursuant to a custody agreement (the “XRP Custody Agreement”). Coinbase Custody was appointed by the Sponsor and is tasked with establishing and maintaining segregated accounts to hold the Trust’s XRP (the “Trust XRP Accounts”). The XRP Custodian is chartered as a New York State limited liability trust company that provides custody services for digital assets. The XRP Custodian is not insured by the Federal Deposit Insurance Corporation (the “FDIC”) but carries insurance provided by private insurance carriers.

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

Results of Operations

For the three months ended March 31, 2026*^

For the three months ended March 31, 2026
(unaudited)
Net investment loss	$(232)
Net realized and unrealized gain (loss)	$(91,466)
Net increase (decrease) in net assets resulting from operations	$(91,698)
Net Assets[1]	$261,855

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for XRP that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

During the three months ended March 31, 2026, the Trust's net assets increased from $241,369 on December 31, 2025 to $261,855 on March 31, 2026. The increase in the Trust's net assets resulted primarily from additions of approximately 76,214,395 XRP with a value of $131,938 in connection with Share creations during the period, partially offset by dispositions of approximately (113,045) XRP to pay the Sponsor Fee, and approximately (12,419,772) XRP for the redemptions of Shares, with a value of $(18,304) from the Trust.

Net realized and change in unrealized loss on investment in XRP for the three months ended March 31, 2026 was $(91,466), which included a realized gain of $7 on the transfer of XRP to pay the Sponsor Fee, a realized loss of $(7,954) on the sale of XRP to meet redemptions, a realized gain of $470 on the transfer of XRP for In-Kind Redemptions, and a change in unrealized depreciation on investment in XRP of $(83,989). Net realized and change in unrealized loss on investment in XRP for the period resulted primarily from XRP price depreciation from $1.82 on December 31, 2025 to $1.34 on March 31, 2026. Net decrease in net assets resulting from operations for the three months ended March 31, 2026 was $(91,698), which consisted of the net realized and unrealized loss on investment in XRP, less the Sponsor Fee of $(232).

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of March 31, 2026, the Trust held a net closing balance of 194,904,778.0246 XRP with a total market value of $261,531 based on the CME CF XRP-Dollar Reference Rate - New York Variant ("XRPUSD_NY") price of $1.34 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $261,933 based on the price of XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.34, used to determine the Trust's Principal Market NAV.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's XRP holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of XRP will vary in the normal course of business operations.

Critical Accounting Policies

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for XRP in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that XRP is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market. For the period ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

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

As of March 31, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At March 31, 2026, the principal market and the principal market price for XRP, which is composed of the majority of the Trust’s assets as of March 31, 2026, was Coinbase with a price of $1.34.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services - Investment Companies. The Trust uses fair value as its method of accounting for XRP in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the Trust is not required to provide the information required by this item.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensuring that the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
On October 10, 2025, the Trust sold eight (8) Shares at a per-Share price of $25 to Bitwise Asset Management, Inc., an affiliate of the Sponsor, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
b)
Not applicable.
a)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 111 Baskets (comprising 1,110,000 Shares) during the first quarter ended March 31, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2026 – January 31, 2026	—	$—
February 1, 2026 – February 28, 2026	390,000	$18.15
March 1, 2026 – March 31, 2026	720,000	$15.34

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

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

10.1	Marketing Agent Agreement.

31.1*	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1*	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise XRP ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the consolidated financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

Administrator: BNY Mellon.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

BAM: Bitwise Asset Management, Inc., the parent company of the Sponsor.

Basket: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

Benchmark Provider: CF Benchmarks Ltd.

BNY Mellon: The Bank of New York Mellon, a national banking association in New York.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon.

CME: The Chicago Mercantile Exchange.

Constituent Platform: The major XRP trading platforms that serve as the pricing sources for the calculation of the CME CF XRP - Dollar Reference Rate - New York Variant and CME CF XRP Real Time Index.

Cryptocurrency: A token such as XRP that is the native asset of a crypto asset network.

Crypto asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

Digital Asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

DSTA: Delaware Statutory Trust Act.

ET: Eastern Time.

ETP: Exchange-traded product.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

GAAP: The generally accepted accounting principles of the United States.

Incidental Right: A right to receive a benefit of a fork or airdrop.

Investment Company Act: Investment Company Act of 1940.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

JOBS Act: The Jumpstart Our Business Startups Act.

Marketing Agent: Foreside Fund Services, LLC.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s XRP using the Pricing Benchmark, less the Trust’s accrued but unpaid expenses.

PCAOB: The Public Company Accounting Oversight Board.

Prime Execution Agent: Coinbase Inc., an affiliate of the XRP Custodian.

Prime Execution Agreement: The agreement between Coinbase, Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase, Inc., and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

Pricing Benchmark: CME CF XRP - Dollar Reference Rate - New York Variant, a standardized reference rate published by CF Benchmarks Ltd. that calculates the U.S. dollar price of XRP as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms to reflect the performance of XRP in U.S. dollars.

SEC: The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Shares: The eight (8) Shares used to seed the Trust.

Shares: Common shares representing units of undivided beneficial ownership of the Trust.

Shareholders: Holders of Shares.

Sponsor: Bitwise Investment Advisers, LLC, a Delaware limited liability company, which controls the investments and other decisions of the Trust.

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Sponsor Fee: The unitary management fee of 0.34% per annum of the Trust’s XRP holdings that the Trust agreed to pay to the Sponsor.

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Transfer Agent: The Bank of New York Mellon.

Trust: The Bitwise XRP ETF.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise XRP ETF, entered into by the Sponsor and the Trustee.

Trust XRP Account: The custody account in the name of the Trust held with the XRP Custodian, in which the Trust’s XRP assets are held.

Trustee: Delaware Trust Company, a Delaware trust company.

U.S.: The United States of America.

XRP: The native unit of account and medium of exchange on the XRP Ledger.

XRP Custodian: Coinbase Custody Trust Company, LLC, a New York State limited liability trust company.

XRP Custody Agreement: The custody agreement between the XRP Custodian and the Trust pursuant to which the Trust XRP Account is established.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise XRP ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: May 8, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.