Form 10-Q
period 2026-06-30
Bitwise XRP ETF
filed 2026-08-12
CIK 2039525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

The registrant had 26,560,000 outstanding shares as of August 9, 2026.

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

Bitwise XRP ETF

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise XRP ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in XRP, at fair value (cost $480,060 and $265,678 as of June 30, 2026 and December 31, 2025, respectively)	$299,230	$239,758
Receivable for XRP sold	5,818	—
Receivable for In-Kind Creations	—	1,636
Total assets	305,048	241,394

Liabilities
Payable for redemptions	5,818	—
Sponsor Fee payable	84	25
Total liabilities	5,902	25

Net Assets	$299,146	$241,369

Shares issued and outstanding, no par value (unlimited amount authorized)	25,660,000	11,800,000
Principal Market NAV per Share	$11.66	$20.46

The accompanying notes are an integral part of the Financial Statements.

5

Bitwise XRP ETF

Schedules of Investment

(Amounts in thousands, except quantity of XRP and percentages)

June 30, 2026 (unaudited)

	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP^	286,838,445.9126	$480,060	$299,230	100.03%
Total investment		$480,060	299,230	100.03%
Liabilities in excess of other assets			(84)	-0.03%
Net Assets			$299,146	100.00%

December 31, 2025
	Quantity of XRP	Cost	Fair Value	% of Net Assets
Investment in XRP^	131,223,200.0749	$265,678	$239,758	99.33%
Total investment		$265,678	239,758	99.33%
Assets in excess of liabilities			1,611	0.67%
Net Assets			$241,369	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	262	494
Total expenses	262	494
Less: waivers and reimbursements	—	—
Net expenses	262	494
Net investment loss	(262)	(494)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in XRP transferred to pay Sponsor Fee	30	37
Net realized gain (loss) from In-Kind Redemptions of XRP	—	470
Net realized gain (loss) from investment in XRP sold for redemptions	(13,762)	(21,716)
Net change in unrealized appreciation (depreciation) from investment in XRP	(70,921)	(154,910)
Net realized and unrealized gain (loss)	(84,653)	(176,119)
Net increase (decrease) in net assets resulting from operations	$(84,915)	$(176,613)

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$(262)	$(494)
Net realized gain (loss)	(13,732)	(21,209)
Net change in unrealized appreciation (depreciation)	(70,921)	(154,910)
Net increase (decrease) in net assets resulting from operations	(84,915)	(176,613)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	137,908	268,218
Redemptions for Shares redeemed	(15,702)	(33,828)
Net increase (decrease) in net assets resulting from capital share transactions	122,206	234,390
Total increase (decrease) in net assets from operations and capital share transactions	37,291	57,777
Net assets
Beginning of period	261,855	241,369	(1)
End of period	$299,146	$299,146

Shares issued and redeemed
Shares issued	9,420,000	16,150,000
Shares redeemed	(1,180,000)	(2,290,000)
Net increase (decrease) in Shares issued and outstanding	8,240,000	13,860,000

* No comparative financial statements have been provided as the Trust’s operations commenced on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statement of Cash Flows

(Amounts in thousands)

For the six months ended June 30, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(176,613)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(191,130)
Proceeds from XRP sold	24,361
Transfer of XRP to pay Sponsor Fee	436
Net realized (gain) loss from investment in XRP transferred to pay Sponsor Fee	(37)
Net realized gain (loss) from In-Kind Redemptions of XRP	(470)
Net realized (gain) loss from investment in XRP sold for redemptions	21,716
Net change in unrealized (appreciation) depreciation from investment in XRP	154,910
Changes in operating assets and liabilities:
Increase (decrease) in Sponsor Fee payable	59
Net cash provided by (used in) operating activities	(166,768)

Cash flows from financing activities
Creations for Shares issued	191,130
Shares redeemed	(24,362)
Net cash provided by (used in) financing activities	166,768

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of XRP	$78,724
In-Kind Redemptions of XRP	$3,648

* No comparative financial statements have been provided as the Trust’s operations commenced on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Notes To Financial Statements

June 30, 2026 (Unaudited)

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

The statement of assets and liabilities and schedule of investment as of June 30, 2026, the statement of cash flows for the six-month period ended June 30, 2026, and the statements of operations and changes in net assets for the three and six month periods ended June 30, 2026, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six month periods ended June 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for XRP, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $1.04.

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in XRP, at fair value	$299,230	$—	$—	$299,230

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in XRP, at fair value	$239,758	$—	$—	$239,758

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of XRP

As of June 30, 2026, the Trust held a net closing balance of 286,838,445.9126 XRP with a total market value of $298,653,321 based on the CME CF XRP-Dollar Reference Rate - New York Variant ("XRPUSD_NY") price of $1.04 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $299,229,867 based on the price of XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.04, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of XRP and the respective fair value for the six-month period ended June 30, 2026:

	Quantity of XRP	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	131,223,200.0749	$239,758
Purchases	129,072,021.7552	191,130
In-Kind Creations	52,458,166.3494	78,724
Sales for the redemption of Shares	(22,925,086.3295)	(30,179)
In-Kind Redemptions	(2,685,061.9016)	(3,648)
XRP transferred for Sponsor Fee	(304,794.0358)	(436)
Net realized gain (loss) from investment in XRP transferred to pay Sponsor Fee	—	37
Net realized gain (loss) from In-Kind Redemptions of XRP	—	470
Net realized gain (loss) from investment in XRP sold for redemptions	—	(21,716)
Change in unrealized appreciation (depreciation) from investment in XRP	—	(154,910)
Ending balance as of June 30, 2026	286,838,445.9126	$299,230

Additions during the year primarily represent XRP purchased due to creations into the Trust and in-kind creations. Dispositions during the year represent XRP sold as a result of shareholder redemptions from the Trust. In addition, XRP was transferred to pay the Sponsor Fee of the Trust. For the six months ended June 30, 2026, the Trust recognized net realized losses of $21,208,743, which represents the net of cumulative realized gains of $509,578 and cumulative realized losses of 21,718,321.

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

The following represents the changes in quantity of XRP and the respective fair value for the period from November 19, 2025 (commencement of operations) through December 31, 2025:

	Quantity of XRP	Fair Value (amounts in thousands)
Beginning balance as of November 19, 2025 (commencement of operations)	0.0000	$—
Purchases	72,553,177.4122	148,288
In-Kind Creations	58,670,022.6627	117,382
Change in unrealized appreciation (depreciation) from investment in XRP	—	(25,912)
Ending balance as of December 31, 2025	131,223,200.0749	$239,758

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

See Note 1 for further discussion on related party capital transactions. As of June 30, 2026, the Sponsor owned no Shares of the Trust.

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

6. Risks and Uncertainties

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

Payable for XRP purchased represents the quantity of XRP purchased for the creation of Shares where the XRP has not yet settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for XRP purchased	$—	$—

Receivable for XRP sold represents the quantity of XRP sold for the redemption of Shares where the XRP has not yet been settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for XRP sold	$5,818	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$15.03	$20.46
Net investment income (loss) [1]	(0.01)	(0.03)
Net realized and change in unrealized appreciation (depreciation) on investment in XRP	(3.36) [2]	(8.77) [2]
Net change in net assets from operations	(3.37)	(8.80)
Principal Market NAV per-share, end of period	$11.66	$11.66

Total return, at net asset value [3]	(22.42)%	(43.01)%

Ratios to average net assets [4]
Expenses	0.34%	0.34%
Net investment income (loss)	(0.34)%	(0.34)%

* No comparative financial statements have been provided as the Trust commenced operations on November 19, 2025.

1.
Calculated using average Shares outstanding.

2.
Because of the timing of subscriptions and redemptions in relation to fluctuating market values, the amount shown may not agree with the change in aggregate gains and losses.

3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of Share transactions from the Trust. Total return is not annualized.

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

10. Subsequent Events

The Trust has evaluated subsequent events through August 12, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three and six months ended June 30, 2026*^

(Amounts in thousands)	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Net investment loss	$(262)	$(494)
Net realized and unrealized gain (loss)	$(84,653)	$(176,119)
Net increase (decrease) in net assets resulting from operations	$(84,915)	$(176,613)
Net Assets[1]	$299,146	$299,146

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for XRP that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Three months ended June 30, 2026*

During the three months ended June 30, 2026, the Trust's net assets increased from $261,855 on March 31, 2026 to $299,146 on June 30, 2026. The increase in the Trust's net assets resulted primarily from additions of approximately 105,315,793 XRP with a value of $137,916 in connection with Share creations during the period, partially offset by dispositions of approximately (191,749) XRP to pay the Sponsor Fee, and approximately (13,190,376) XRP for the redemptions of Shares, with a value of $(15,959) from the Trust.

Net realized and change in unrealized loss on investment in XRP for the three months ended June 30, 2026 was $(84,653), which included a realized gain of $30 on the transfer of XRP to pay the Sponsor Fee, a realized loss of $(13,762) on the sale of XRP to meet redemptions, and a change in unrealized depreciation on investment in XRP of $(70,921). Net realized and change in unrealized loss on investment in XRP for the period resulted primarily from XRP price depreciation from $1.34 on March 31, 2026 to $1.04 on June 30, 2026. Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(84,915), which consisted of the net realized and unrealized loss on investment in XRP, less the Sponsor Fee of $(262).

Six months ended June 30, 2026*

During the six months ended June 30, 2026, the Trust's net assets increased from $241,369 on December 31, 2025 to $299,146 on June 30, 2026. The increase in the Trust's net assets resulted primarily from additions of approximately 181,530,188 XRP with a value of $269,854 in connection with Share creations during the period, partially offset by dispositions of approximately (304,794) XRP to pay the Sponsor Fee, and approximately (25,610,148) XRP for the redemptions of Shares, with a value of $(34,263) from the Trust.

Net realized and change in unrealized loss on investment in XRP for the six months ended June 30, 2026 was $(176,119), which included a realized gain of $37 on the transfer of XRP to pay the Sponsor Fee, a realized loss of $(21,716) on the sale of XRP to meet redemptions, a realized gain of $470 on the transfer of XRP for In-Kind Redemptions, and a change in unrealized depreciation on investment in XRP of $(154,910). Net realized and change in unrealized loss on investment in XRP for the period resulted primarily from XRP price depreciation from $1.82 on December 31, 2025 to $1.04 on June 30, 2026. Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(176,613), which consisted of the net realized and unrealized loss on investment in XRP, less the Sponsor Fee of $(494).

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of June 30, 2026, the Trust held a net closing balance of 286,838,445.9126 XRP with a total market value of $298,653,321 based on the XRPUSD_NY price of $1.04 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $299,229,867 based on the price of XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.04, used to determine the Trust's Principal Market NAV.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's XRP holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of XRP will vary in the normal course of business operations.

No material changes have occurred during the six months ended June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for XRP, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $1.04.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensuring that the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
a)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 118 Baskets (comprising 1,180,000 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	380,000	$15.34
May 1, 2026 – May 31, 2026	—	$—
June 1, 2026 – June 30, 2026	800,000	$12.34

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

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

Pricing Benchmark: CME CF XRP - Dollar Reference Rate - New York Variant, a standardized reference rate published by CF Benchmarks Ltd. that calculates the U.S. dollar price of XRP as of 4:00 p.m. ET on each calendar day on constituent crypto asset trading platforms to reflect the performance of XRP in U.S. dollars.

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

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Transfer Agent: The Bank of New York Mellon.

Trust: The Bitwise XRP ETF.

Trust Agreement: The First Amended and Restated Declaration of Trust and Trust Agreement of Bitwise XRP ETF, entered into by the Sponsor and the Trustee.

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

Date: August 12, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.