Form 10-Q
period 2026-09-30
Bitwise XRP ETF
filed 2026-11-06
CIK 2039525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

The registrant had 37,260,000 outstanding shares as of November 1, 2026.

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
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and
•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1.A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026, as well as those described from time to time in the Trust’s future reports filed with the SEC.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has chosen not to “opt out” of such extended transition period, and as a result, the Trust will take advantage of such extended transition period.

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

Bitwise XRP ETF

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise XRP ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in XRP, at fair value (cost $634,875 and $265,678 as of September 30, 2026 and December 31, 2025, respectively)	$615,002	$239,758
Receivable for In-Kind Creations	—	1,636
Total assets	615,002	241,394

Liabilities
Sponsor Fee payable	152	25
Total liabilities	152	25

Net Assets	$614,850	$241,369

Shares issued and outstanding, no par value (unlimited shares authorized)	36,990,000	11,800,000
Principal Market NAV per Share	$16.62	$20.46

The accompanying notes are an integral part of the Financial Statements.

5

Bitwise XRP ETF

Schedules of Investment

(Amounts in thousands, except quantity of XRP and percentages)

September 30, 2026 (unaudited)

	Quantity of XRP	Cost	Fair Value	Percentage of Net Assets
Investment in XRP^	413,140,980.4731	$634,875	$615,002	100.02%
Total investment		$634,875	615,002	100.02
Liabilities in excess of other assets			(152)	(0.02)
Net Assets			$614,850	100.00%

December 31, 2025
	Quantity of XRP	Cost	Fair Value	Percentage of Net Assets
Investment in XRP^	131,223,200.0749	$265,678	$239,758	99.33%
Total investment		$265,678	239,758	99.33
Assets in excess of liabilities			1,611	0.67
Net Assets			$241,369	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	348	842
Total expenses	348	842
Less: waivers and reimbursements	—	—
Net expenses	348	842
Net investment loss	(348)	(842)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in XRP transferred to pay Sponsor Fee	30	67
Net realized gain (loss) from In-Kind Redemptions of XRP	—	470
Net realized gain (loss) from investment in XRP sold for redemptions	(22,883)	(44,599)
Net change in unrealized appreciation (depreciation) from investment in XRP	160,957	6,047
Net realized and unrealized gain (loss)	138,104	(38,015)
Net increase (decrease) in net assets resulting from operations	$137,756	$(38,857)

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$(348)	$(842)
Net realized gain (loss)	(22,853)	(44,062)
Net change in unrealized appreciation (depreciation)	160,957	6,047
Net increase (decrease) in net assets resulting from operations	137,756	(38,857)

Increase (decrease) in net assets from capital share transactions
Shares created	210,711	478,929
Shares redeemed	(32,763)	(66,591)
Net increase (decrease) in net assets resulting from capital share transactions	177,948	412,338
Total increase (decrease) in net assets from operations and capital share transactions	315,704	373,481
Net assets
Beginning of period	299,146	241,369
End of period	$614,850	$614,850

Shares issued and redeemed
Shares created	13,750,000	29,900,000
Shares redeemed	(2,420,000)	(4,710,000)
Net increase (decrease) in Shares issued and outstanding	11,330,000	25,190,000

* No comparative financial statements have been provided as the Trust’s operations commenced on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Statement of Cash Flows

(Amounts in thousands)

For the nine months ended September 30, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(38,857)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of XRP	(314,451)
Proceeds from XRP sold	58,290
Transfer of XRP to pay Sponsor Fee	716
Net realized (gain) loss from investment in XRP transferred to pay Sponsor Fee	(67)
Net realized (gain) loss from In-Kind Redemptions of XRP	(470)
Net realized (gain) loss from investment in XRP sold for redemptions	44,599
Net change in unrealized (appreciation) depreciation from investment in XRP	(6,047)
Changes in operating assets and liabilities:
Increase (decrease) in Sponsor Fee payable	127
Net cash provided by (used in) operating activities	(256,160)

Cash flows from financing activities
Shares created	319,103
Shares redeemed	(62,943)
Net cash provided by (used in) financing activities	256,160

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of XRP	$161,462
In-Kind Redemptions of XRP	$3,648

* No comparative financial statements have been provided as the Trust’s operations commenced on November 19, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise XRP ETF

Notes To Financial Statements

September 30, 2026 (Unaudited)

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

The statement of assets and liabilities and schedule of investment as of September 30, 2026, the statement of cash flows for the nine-month period ended September 30, 2026, and the statements of operations and changes in net assets for the three- and nine-month periods ended September 30, 2026, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three- and nine-month periods ended September 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements, and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. ET for XRP to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for XRP, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $1.4886. This quoted price is an unadjusted price in an active market for identical XRP.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in XRP, at fair value	$615,002	$—	$—	$615,002

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in XRP, at fair value	$239,758	$—	$—	$239,758

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions;

compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of XRP

As of September 30, 2026, the Trust held a net closing balance of 413,140,980.4731 XRP with a total market value of $616,063,436 based on the CME CF XRP-Dollar Reference Rate - New York Variant ("XRPUSD_NY") price of $1.4912 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $615,001,664 based on the price of XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.4886, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of XRP and the respective fair value for the nine-month period ended September 30, 2026:

	Quantity of XRP	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	131,223,200.0749	$239,758
Purchases	216,972,276.8219	314,451
In-Kind Creations	114,786,488.5212	161,462
Sales for the redemption of Shares	(46,609,745.8550)	(58,290)
In-Kind Redemptions	(2,685,061.9016)	(3,648)
XRP transferred for Sponsor Fee	(546,177.1883)	(716)
Net realized gain (loss) from investment in XRP transferred to pay Sponsor Fee	—	67
Net realized gain (loss) from In-Kind Redemptions of XRP	—	470
Net realized gain (loss) from investment in XRP sold for redemptions	—	(44,599)
Change in unrealized appreciation (depreciation) from investment in XRP	—	6,047
Ending balance as of September 30, 2026	413,140,980.4731	$615,002

Additions during the period primarily represent XRP purchased due to creations into the Trust and in-kind creations. Dispositions during the period represent XRP sold as a result of shareholder redemptions from the Trust. In addition, XRP was transferred to pay the Sponsor Fee of the Trust. For the nine months ended September 30, 2026, the Trust recognized net realized losses of $44,062, which represents the net of cumulative realized gains of $541 and cumulative realized losses of $44,603.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, XRP network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the XRP blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, XRP Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters).

See Note 1 for further discussion on related party capital transactions. As of September 30, 2026, the Sponsor owned no Shares of the Trust.

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

Payable for XRP purchased represents the quantity of XRP purchased for the creation of Shares where the XRP has not yet settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for XRP purchased	$—	$—

Receivable for XRP sold represents the quantity of XRP sold for the redemption of Shares where the XRP has not yet been settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for XRP sold	$—	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$11.66	$20.46
Net investment income (loss) [1]	(0.01)	(0.04)
Net realized and change in unrealized appreciation (depreciation) on investment in XRP	4.97 [2]	(3.80) [2]
Net change in net assets from operations	4.96	(3.84)
Principal Market NAV per-share, end of period	$16.62	$16.62

Total return, at net asset value [3]	42.54%	(18.77)%

Ratios to average net assets [4]
Expenses	0.34%	0.34%
Net investment income (loss)	(0.34)%	(0.34)%

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

10. Subsequent Events

The Trust has evaluated subsequent events through November 6, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three and nine months ended September 30, 2026*^

(Amounts in thousands)	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Net investment loss	$(348)	$(842)
Net realized and unrealized gain (loss)	$138,104	$(38,015)
Net increase (decrease) in net assets resulting from operations	$137,756	$(38,857)
Net Assets[1]	$614,850	$614,850

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for XRP that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Three months ended September 30, 2026*

During the three months ended September 30, 2026, the Trust's net assets increased from $299,146 on June 30, 2026 to $614,850 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 150,228,577.2385 XRP with a value of $206,059 in connection with Share creations during the period, partially offset by dispositions of (241,383.1525) XRP with a value of $(280) to pay the Sponsor Fee, and (23,684,659.5255) XRP for the redemptions of Shares, with a value of $(28,111) from the Trust.

Net realized and change in unrealized gain on investment in XRP for the three months ended September 30, 2026 was $138,104, which included a realized gain of $30 on the transfer of XRP to pay the Sponsor Fee, a realized loss of $(22,883) on the sale of XRP to meet redemptions, and a change in unrealized appreciation on investment in XRP of $160,957. Net realized and change in unrealized gain on investment in XRP for the period resulted primarily from XRP price appreciation from $1.0412 on June 30, 2026 to $1.4912 on September 30, 2026. Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $137,756, which consisted of the net realized and unrealized gain on investment in XRP, less the Sponsor Fee of $(348).

Nine months ended September 30, 2026*

During the nine months ended September 30, 2026, the Trust's net assets increased from $241,369 on December 31, 2025 to $614,850 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 331,758,765.3431 XRP with a value of $475,913 in connection with Share creations during the period, partially offset by dispositions of (546,177.1883) XRP with a value of $(716) to pay the Sponsor Fee, and (49,294,807.7566) XRP for the redemptions of Shares, with a value of $(61,938) from the Trust.

Net realized and change in unrealized loss on investment in XRP for the nine months ended September 30, 2026 was $(38,015), which included a realized gain of $67 on the transfer of XRP to pay the Sponsor Fee, a realized loss of $(44,599) on the sale of XRP to meet redemptions, a realized gain of $470 on the transfer of XRP for In-Kind Redemptions, and a change in unrealized appreciation on investment in XRP of $6,047. Net realized and change in unrealized loss on investment in XRP for the period resulted primarily from XRP price depreciation from $1.8177 on December 31, 2025 to $1.4912 on September 30, 2026. Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $(38,857), which consisted of the net realized and unrealized loss on investment in XRP, less the Sponsor Fee of $(842).

* No comparative period information yet available as the Trust commenced operations on November 19, 2025.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of September 30, 2026, the Trust held a net closing balance of 413,140,980.4731 XRP with a total market value of $616,063,436 based on the XRPUSD_NY price of $1.4912 used to determine the Trust's NAV. The total market value of the Trust's XRP held was $615,001,664 based on the price of XRP (Lukka Prime Rate) in the principal market (Coinbase) of $1.4886, used to determine the Trust's Principal Market NAV.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's XRP holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of XRP will vary in the normal course of business operations.

No material changes have occurred during the nine months ended September 30, 2026.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of XRP traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. ET for XRP to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for XRP, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $1.4886. This quoted price is an unadjusted price in an active market for identical XRP.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis in ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 242 Baskets (comprising 2,420,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	1,000,000	$12.04
August 1, 2026 – August 31, 2026	300,000	$11.95
September 1, 2026 – September 30, 2026	1,120,000	$15.30

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

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

31.1*

Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

31.2*

Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.1*

Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.2*

Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Date: November 6, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.